Form 10-Q
period 1996-03-31
WITTER DEAN SPECTRUM TECHNICAL LP
filed 1996-05-07
CIK 925306

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 Form 10-Q

[X]        Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended March 31, 1996 or

[ ]        Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from________________to_____________

Commission file number 33-80146


                   DEAN WITTER SPECTRUM TECHNICAL L.P.

     (Exact name of registrant as specified in its charter)


        Delaware                                           13-3782231
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                       Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.                10048
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212) 392-5454




(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                                  No

                   DEAN WITTER SPECTRUM TECHNICAL L.P.

                INDEX TO QUARTERLY REPORT ON FORM 10-Q

                            March 31, 1996

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Financial Condition
           March 31, 1996 (Unaudited) and December 31, 1995...........2

           Statements of Operations for the Quarters Ended
           March 31, 1996 and 1995 (Unaudited)........................3

           Statements of Changes in Partners' Capital for
           the Quarters Ended March 31, 1996 and 1995 (Unaudited).......4

           Statements of Cash Flows for the Quarters Ended
           March 31, 1996 and 1995 (Unaudited)..........................5

           Notes to Financial Statements (Unaudited)................. 6-9

tem 2.     Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations............................................10-13


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................           14

                      DEAN WITTER SPECTRUM TECHNICAL L.P.
                      STATEMENTS OF FINANCIAL CONDITION


                                                                                       March 31,                 December 31,
                                                                                         1996                       1995
                                                                                           $                          $
                                                                                      (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
    Cash                                                                                  64,386,400             52,705,410
    Net unrealized gain on open contracts                                                  3,518,179              4,086,548

    Total Trading Equity                                                                  67,904,579             56,791,958


    Subscriptions receivable                                                               3,524,466              3,091,196
    Interest receivable (DWR)                                                               215,067                 192,688

    Total Assets                                                                          71,644,112             60,075,842


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

    Accrued brokerage commissions (DWR)                                                      485,347                387,839
    Redemptions payable                                                                      421,804                184,326
    Accrued management fees                                                                  221,873                177,298

    Total Liabilities                                                                      1,129,024                749,463


Partners' Capital

    Limited Partners (6,112,584.397 and
    5,105,307.329 Units, respectively)                                                   69,805,530               58,726,495
    General Partner (62,133.129 and
     52,150.079 Units, respectively)                                                         709,558                 599,884

    Total Partners' Capital                                                               70,515,088              59,326,379

    Total Liabilities and Partners' Capital                                               71,644,112              60,075,842


NET ASSET VALUE PER UNIT                                                                       11.42                   11.50



                 The accompanying footnotes are an integral part
                         of these financial statements.


                          DEAN WITTER SPECTRUM TECHNICAL L.P.
                              STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                                              For the Quarters Ended March 31,

                                                                                             1996                    1995
                                                                                               $                      $
REVENUES
    Trading profit:
          Realized                                                                            1,441,709             1,057,577
          Net change in unrealized                                                             (568,369)            2,255,937

             Total Trading Results                                                              873,340             3,313,514

          Interest Income (DWR)                                                                 617,547               176,506

             Total Revenues                                                                   1,490,887             3,490,020


EXPENSES

          Brokerage commissions (DWR)                                                         1,397,737               374,683
          Management fees                                                                       638,965               171,284
          Incentive fees                                                                         12,659               348,332


             Total Expenses                                                                   2,049,361               894,299

NET INCOME (LOSS)                                                                              (558,474)            2,595,721


NET INCOME (LOSS) ALLOCATION

          Limited Partners                                                                     (553,148)            2,573,889
          General Partner                                                                        (5,326)               21,832


NET INCOME (LOSS) PER UNIT

          Limited Partners                                                                         (.08)                 1.34
          General Partner                                                                          (.08)                 1.34

                          The accompanying footnotes are an integral part
                                of these financial statements.

                       DEAN WITTER SPECTRUM TECHNICAL L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 For the Quarters Ended March 31, 1996 and 1995
                                  (Unaudited)




                                                            Units of
                                                           Partnership             Limited           General
                                                            Interest              Partners           Partner          Total
Partners' Capital
   December 31, 1994                                      1,526,204.420           $14,771,789        $159,265      $14,931,054

Continuous Offering                                         650,655.368             6,689,040               -        6,689,040

Net Income                                                           -              2,573,889          21,832        2,595,721

Partners' Capital
   March 31, 1995                                         2,176,859.788           $24,034,718        $181,097      $24,215,815



Partners' Capital
  December 31, 1995                                       5,157,457.408           $58,726,495        $599,884      $59,326,379

Continuous Offering                                       1,086,476.234            12,433,034         115,000       12,548,034

Net Loss                                                              -              (553,148)         (5,326)        (558,474)

Redemptions                                                 (69,216.116)             (800,851)              -         (800,851)

Partners' Capital
  March 31, 1996                                           6,174,717.526          $69,805,530        $709,558      $70,515,088








                The accompanying footnotes are an integral part
                        of these financial statements.



                      DEAN WITTER SPECTRUM TECHNICAL L.P.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)





                                                                                                  For the Quarters Ended March 31,
                                                                                                   1996               1995
                                                                                                     $                 $
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                               (558,474)        2,595,721
    Noncash item included in net income (loss):
          Net change in unrealized                                                                   568,369        (2,255,937)

    Increase in operating assets:
          Interest receivable (DWR)                                                                  (22,379)          (30,582)

    Increase in operating liabilities:
          Accrued brokerage commissions (DWR)                                                         97,508            51,468
          Accrued management fees                                                                     44,575            23,529
          Incentive fees payable                                                                           -           202,950

    Net cash provided by operating activities                                                        129,599           587,149


CASH FLOWS FROM FINANCING ACTIVITIES

    Continuous offering                                                                           12,548,034         6,689,040
    Increase in subscriptions receivable                                                            (433,270)          (43,908)
    Increase in redemptions payable                                                                  237,478                -
    Redemptions of Units                                                                            (800,851)               -

    Net cash provided by financing activities                                                     11,551,391         6,645,132


    Net increase in cash                                                                          11,680,990         7,232,281

    Balance at beginning of period                                                                52,705,410        11,829,496

    Balance at end of period                                                                      64,386,400        19,061,777





                 The accompanying footnotes are an integral part
                      of these financial statements.


                      DEAN WITTER SPECTRUM TECHNICAL L.P.
                         NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)
The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1. Organization
Dean Witter Spectrum Technical L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of futures and forward contracts, options on future contracts and on physical commodities, and other commodity interests, including foreign currencies, financial instruments, precious and industrial metals, energy products and agriculturals. Demeter Management Corporation ("the General Partner") has retained Campbell & Company Inc., Chesapeake Capital Corp. and John W. Henry & Co. Inc. as the trading advisors of the Partnership. Both the General Partner and the commodity broker Dean Witter Reynolds Inc. ("DWR") are wholly owned subsidiaries of Dean Witter, Discover & Co.

2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on prevailing U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

                  DEAN WITTER SPECTRUM TECHNICAL L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.  Financial Instruments
The Partnership trades futures, forward contracts and related instruments in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represents contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996 open contracts were:

                                                   Contract or
                                                 Notional Amount
                                                        $
Exchange-Traded Contracts
Financial Futures:
 Commitments to Purchase                           26,334,000
 Commitments to Sell                              205,746,000
Foreign Futures:
 Commitments to Purchase                           68,713,000
 Commitments to Sell                                8,406,000
Commodity Futures:
 Commitments to Purchase                           42,066,000
 Commitments to Sell                               98,438,000
Off-Exchange-Traded Forward
 Currency Contracts
  Commitments to Purchase                          17,466,000
   Commitments to Sell                             31,126,000

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

                 DEAN WITTER SPECTRUM TECHNICAL L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $3,518,179 at March 31, 1996. Of this amount, $3,275,259 was related to exchange-traded futures contracts and $242,920 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through March 1997. Off-exchange-traded forward currency contracts held at March 31, 1996 mature through June 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments is limited to the amounts reflected in the partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR.
Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to

             DEAN WITTER SPECTRUM TECHNICAL L.P.
          NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gains on all open futures contracts which funds totaled $67,661,659 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

For the quarter ended March 31, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                                Assets       Liabilities
                                                  $              $

Exchange-Traded Contracts:
Financial Futures                             75,772,000     96,820,000
Commodity Futures                             59,037,000      8,918,000
Foreign Futures                               89,629,000     50,420,000
Off-Exchange-Traded Forward
 Currency Contracts                           19,639,000     43,092,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR and are used by the Partnership as margin to engage in commodity futures, forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures and forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of Limited partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996, the Partnership's total trading revenues including interest income were $1,490,887. During the first quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were recorded in the currency markets during February. These losses were recorded as a result of a sharp and sudden reversal in the downward move in the value of the Japanese yen and most European currencies, which proved profitable for the Partnership in January. Trading gains recorded during March from transactions involving the Australian dollar and Japanese yen offset a portion of the overall losses experienced within this market sector during February. Additional losses were recorded in the financial futures markets as global interest rate futures prices reversed during February resulting in a give back of January's gains within this sector. In the energy markets, short-term volatile movement in gas and oil prices resulted in losses for the Partnership during January and February. However, a portion of these losses was offset by gains in crude oil futures during March. Smaller losses were recorded in the agricultural, soft commodities and metals markets during the quarter. The most significant losses were recorded in the currency markets during February. These losses were recorded as a result of a sharp and sudden reversal in the downward move in the value of the Japanese yen and most European currencies, which proved profitable for the Partnership in January. Trading gains recorded during March from transactions involving the Australian dollar and Japanese yen offset a portion of the overall losses experienced within this market sector during February. Additional losses were recorded in the financial futures markets as global interest rate futures prices reversed during February resulting in a give back of January's gains within this sector. In the energy markets, short-term volatile movement in gas and oil prices resulted in losses for the Partnership during January and February. However, a portion of these losses was offset by gains in crude oil futures during March. Smaller losses were recorded in the agricultural, soft commodities and metals markets during the quarter. Total expenses for the period were $2,049,361, resulting in a net loss of $558,474. The value of an individual Unit in the Partnership decreased from $11.50 at December 31, 1995 to $11.42 at March 31, 1996.

For the Quarter Ended March 31, 1995
For the quarter ended March 31, 1995, the Partnership's total trading revenues including interest income were $3,490,020. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded during February and March in the currency markets as a result of a decrease in value of the U.S. dollar versus the Japanese yen and major European currencies such as the Swiss franc, German mark and French franc. Additional trading gains were recorded in the financial futures markets as a result of trading Japanese bond and U.S. interest rate futures during the quarter. Gains were also recorded from cotton, Nikkei stock index, crude oil and natural gas futures. Smaller trading losses in the metals, international and agricultural markets offset a portion of overall gains for the quarter. Total expenses for the period were $894,299, generating net income of $2,595,721. The value of an individual Unit in the Partnership increased from $9.78 at December 31, 1994 to $11.12 at March 31, 1995.

                    PART II. OTHER INFORMATION


Item  6. Exhibits and Reports on Form 8-K

                 A)       Exhibits.

                          None.

                 B)       Reports on Form 8-K. - None.

                                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    Dean Witter Spectrum Technical L.P.
                                         (Registrant)

                                    By: Demeter Management Corporation
                                         (General Partner)

May 7, 1996                        By: /s/ Patti L. Behnke
                                            Patti L. Behnke
                                            Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.