Form 10-Q
period 1996-06-30
WITTER DEAN SPECTRUM TECHNICAL LP
filed 1996-08-12
CIK 925306

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1996 or

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

Yes     X                          No

                                       DEAN WITTER SPECTRUM TECHNICAL L.P.

                                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition
         June 30, 1996 (Unaudited) and December 31, 1995............2

         Statements of Operations for the Quarters Ended
         June 30, 1996 and 1995 (Unaudited) ........................3

         Statements of Operations for the Six Months Ended
         June 30, 1996 and 1995 (Unaudited) ........................4

         Statements of Changes in Partners' Capital for
         the Six Months Ended June 30, 1996 and 1995 (Unaudited)....5

         Statements of Cash Flows for the Six Months Ended
         June 30, 1996 and 1995 (Unaudited).........................6

         Notes to Financial Statements (Unaudited)................7-11

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations............................................12-16


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................                                               17
/TABLE

                                       DEAN WITTER SPECTRUM TECHNICAL L.P.
                                        STATEMENTS OF FINANCIAL CONDITION


                                                                      June 30,                December 31,
                                                                        1996                      1995
                                                                          $                         $
                                                                     (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                              78,537,769                  52,705,410
   Net unrealized gain on open contracts                              3,500,193                   4,086,548

   Total Trading Equity                                              82,037,962                  56,791,958


   Subscriptions receivable                                           5,170,213                   3,091,196
   Interest receivable (DWR)                                            263,101                     192,688

   Total Assets                                                      87,471,276                  60,075,842


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                  643,870                     184,326
   Accrued brokerage commissions (DWR)                                  575,275                     387,839
   Accrued management fees                                              262,983                     177,298

   Total Liabilities                                                  1,482,128                     749,463


Partners' Capital

   Limited Partners (7,162,981.544 and
    5,105,307.329 Units, respectively)                               85,124,376                  58,726,495
   General Partner (72,768.158 and
    52,150.079 Units, respectively)                                     864,772                     599,884

   Total Partners' Capital                                           85,989,148                  59,326,379

   Total Liabilities and Partners' Capital                           87,471,276                  60,075,842


NET ASSET VALUE PER UNIT                                                  11.88                       11.50



                                 The accompanying footnotes are an integral part
                                         of these financial statements.

                                       DEAN WITTER SPECTRUM TECHNICAL L.P.
                                            STATEMENTS OF OPERATIONS
(Unaudited)



                                                                           For the Quarters Ended June 30,

                                                                            1996                      1995
                                                                             $                          $
REVENUES
   Trading profit (loss):
        Realized                                                         4,640,201                 3,649,118
        Net change in unrealized                                           (17,986)               (2,100,973)

          Total Trading Results                                          4,622,215                 1,548,145

        Interest Income (DWR)                                              757,190                   294,456

          Total Revenues                                                 5,379,405                 1,842,601


EXPENSES

        Brokerage commissions (DWR)                                      1,658,141                   640,703
        Management fees                                                    758,006                   292,893
        Incentive fees                                                           -                   252,172

          Total Expenses                                                 2,416,147                 1,185,768


NET INCOME                                                               2,963,258                   656,833


NET INCOME ALLOCATION

        Limited Partners                                                 2,933,044                   652,882
        General Partner                                                     30,214                     3,951


NET INCOME PER UNIT

        Limited Partners                                                       .46                       .35
        General Partner                                                        .46                       .35


                                 The accompanying footnotes are an integral part
                                         of these financial statements.
/TABLE

                                       DEAN WITTER SPECTRUM TECHNICAL L.P.
                                             STATEMENT OF OPERATIONS
(Unaudited)






                                                                          For the Six Months Ended June 30,

                                                                           1996                       1995
                                                                             $                          $
REVENUES
   Trading profit (loss):
        Realized                                                          6,081,909                 4,706,695
        Net change in unrealized                                           (586,355)                  154,964

          Total Trading Results                                           5,495,554                 4,861,659

        Interest Income (DWR)                                             1,374,738                   470,963

          Total Revenues                                                  6,870,292                 5,332,622


EXPENSES

        Brokerage commissions (DWR)                                       3,055,877                 1,015,387
        Management fees                                                   1,396,972                   464,177
        Incentive fees                                                       12,659                   600,504


          Total Expenses                                                  4,465,508                 2,080,068

NET INCOME                                                                2,404,784                 3,252,554


NET INCOME ALLOCATION

        Limited Partners                                                  2,379,896                 3,226,771
        General Partner                                                      24,888                    25,783


NET INCOME PER UNIT

        Limited Partners                                                        .38                      1.69
        General Partner                                                         .38                      1.69


                                 The accompanying footnotes are an integral part
                                         of these financial statements.

/TABLE

                                       DEAN WITTER SPECTRUM TECHNICAL L.P.
                                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 For the Six Months Ended June 30, 1996 and 1995
                                                   (Unaudited)




                                                Units of
                                               Partnership         Limited           General
                                                Interest          Partners           Partner          Total
Partners' Capital
  December 31, 1994                         1,526,204.420       $14,771,789          $159,265       $14,931,054

Continuous Offering                         1,901,002.384         20,911,375          210,000        21,121,375

Net Income                                               -        3,226,771            25,783         3,252,554

Redemptions                                   (38,368.937)         (442,905)                -          (442,905)

Partners' Capital
  June 30, 1995                             3,388,837.867       $38,467,030          $395,048       $38,862,078




Partners' Capital
  December 31, 1995                         5,157,457.408       $58,726,495          $599,884       $59,326,379

Continuous Offering                         2,257,056.773        26,109,899           240,000        26,349,899

Net Income                                              -         2,379,896            24,888         2,404,784

Redemptions                                  (178,764.479)       (2,091,914)                         (2,091,914)

Partners' Capital
  June 30, 1996                             7,235,749.702       $85,124,376          $864,772       $85,989,148






                    The accompanying footnotes are an integral part
                             of these financial statements.


                                       DEAN WITTER SPECTRUM TECHNICAL L.P.
                                            STATEMENTS OF CASH FLOWS
                                                  (Unaudited)






                                                                               For the Six Months Ended June 30,

                                                                                    1996              1995
                                                                                     $                  $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   2,404,784          3,252,554
   Noncash item included in net income:
        Net change in unrealized                                                  586,355          (154,964)

   Increase in operating assets:
        Interest receivable (DWR)                                                 (70,413)          (64,383)
        Net option premiums                                                             -           (69,748)

   Increase (decrease) in operating liabilities:
        Accrued brokerage commissions (DWR)                                       187,436           164,722
        Accrued management fees                                                    85,685            75,302
        Incentive fees payable                                                          -           (19,678)

   Net cash provided by operating activities                                    3,193,847         3,183,805


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in subscriptions receivable                                        (2,079,017)       (1,677,662)
   Continuous offering                                                         26,349,899        21,121,375
   Increase in redemptions payable                                                459,544            98,388
   Redemption of units                                                         (2,091,914)         (442,905)

   Net cash provided by financing activities                                   22,638,512        19,099,196


   Net increase in cash                                                        25,832,359        22,283,001

   Balance at beginning of period                                              52,705,410        11,829,496

   Balance at end of period                                                    78,537,769        34,112,497



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

1. Organization
Dean Witter Spectrum Technical L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of futures and forward contracts, options on futures contracts and on physical commodities, and other commodity interests, including foreign currencies, financial instruments, precious and industrial metals, energy products and agriculturals. Demeter Management Corporation (the "General Partner") has retained Campbell & Company Inc., Chesapeake Capital Corp. and John W. Henry & Co. Inc. as the trading advisors of the Partnership. Both the General Partner and the commodity broker, Dean Witter Reynolds Inc. ("DWR"), are wholly owned subsidiaries of Dean Witter, Discover & Co.

2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest

              DEAN WITTER SPECTRUM TECHNICAL L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)



on these funds based on prevailing U.S. Treasury Bill rates.
Brokerage expenses incurred by the Partnership are paid to DWR.

3. Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                48,751,000
   Commitments to Sell                   211,955,000
 Commodity Futures:
   Commitments to Purchase                53,209,000
   Commitments to Sell                    37,859,000
 Foreign Futures:
   Commitments to Purchase               124,947,000
   Commitments to Sell                    79,555,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                22,639,000
   Commitments to Sell                    21,598,000

                   DEAN WITTER SPECTRUM TECHNICAL L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)



A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $3,500,193 at June 30, 1996. Of this amount, $3,597,517 related to exchange-traded futures contracts and ($97,324) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at June 30, 1996 mature through June 1997. Off-exchange-traded forward currency contracts held by the Partnership at June 30, 1996 matured through September 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

                    DEAN WITTER SPECTRUM TECHNICAL L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded-futures contracts is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $82,135,286 at June 30, 1996. With respect to the Partnership's off-exchange-traded foreign currency forward contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

                   DEAN WITTER SPECTRUM TECHNICAL L.P.
                NOTES TO FINANCIAL STATEMENTS (CONCLUDED)





For the quarter ended June 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                          Assets       Liabilities
                                           $                 $
Exchange-Traded Contracts:
  Financial Futures                    67,263,000       142,296,000
  Commodity Futures                    56,827,000        18,077,000
  Foreign Futures                     103,809,000        57,216,000
Off-Exchange-Traded Forward
 Currency Contracts                    28,520,000        47,313,000

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

The Partnership's investment in commodity futures, forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Six Months Ended June 30, 1996
For the quarter ended June 30, 1996, the Partnership's total trading revenues including interest income were $5,379,405. During the second quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains for the quarter were experienced in the currency markets during April from short German mark and Swiss franc positions as the value of these currencies moved lower relative to the U.S. dollar and other world currencies. Additional currency gains were recorded from short Japanese yen positions as the value of the yen moved lower relative to the U.S.

dollar during mid-May through June. Gains were also recorded in the energy markets during April and June from long crude oil and natural gas futures positions and in the metals markets during June from short copper futures positions as prices moved lower on news of significant losses by Sumitomo Corporation. Smaller gains were recorded for the Partnership from agricultural futures trading particularly from long corn futures positions as prices moved higher in April and early May. A portion of overall gains for the second quarter was offset by losses in global interest rate and global stock index futures as prices moved in a short-term volatile pattern. Smaller losses were recorded in soft commodities as losses in coffee futures move than offset gains experienced in sugar futures. Total expenses for the quarter were $2,416,147,
resulting in net income of $2,963,258.   The value of an individual
Unit in the Partnership increased from $11.42 at March 31, 1996 to $11.88 at June 30, 1996.

For the six months ended June 30, 1996, the Partnership's total trading revenues including interest income were $6,870,292. During the first half of the year, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded in the currency markets from short Swiss franc and German mark positions as the value of these currencies moved lower relative to the U.S. dollar during January and April. Additional currency gains were recorded from short Japanese yen positions as the value of the yen moved lower relative to the U.S. dollar during January and March. In the energy markets, trading gains were recorded from long crude oil futures positions as prices increased during March,

April and, to a lesser extent during June. Additional gains were recorded from long natural gas futures positions as prices moved higher during June. In the metals markets, gains recorded from short positions in copper, gold and silver futures during June more than offset losses recorded from trading other base metals futures during the first half of the year. A portion of overall gains for the first half of the year was offset by losses experienced in global interest rate futures trading during February, as the previous upward trend that was profitable in late 1995 and January 1996, reversed sharply lower. Additional losses were recorded in non-U.S. interest rate futures from March to June as trendless price movement followed. Losses were also recorded in global stock index futures as choppy price movement was experienced during March, May and June. In soft commodities, losses recorded from trading cotton and coffee futures more than offset gains in sugar futures during the first half of the year. Total expenses for the period were $4,465,508, resulting in net income of $2,404,784. The value of an individual Unit in the Partnership increased from $11.50 at December 31, 1995 to $11.88 at June 30, 1996.

For the Quarter and Six Months Ended June 30, 1995
For the quarter ended June 30, 1995, the Partnership's total trading revenues including interest income were $1,842,601. During the second quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded in the financial markets from trading global interest rate and stock index futures in April and May. Additional trading gains were recorded during the second quarter as a result of profits in the soft commodities from trading coffee and sugar and in the energy markets from trading crude oil and natural gas futures. Trading losses in the currency markets during May and June, coupled with losses in the metals and agricultural markets in April and May offset a portion of overall gains recorded for the Partnership during the quarter. Total expenses for the period were $1,185,768, resulting in net income of $656,833. The value of an individual Unit in the Partnership increased from $11.12 at March 31, 1995 to $11.47 at June 30, 1995.

For the six months ended June 30, 1995, the Partnership's total trading revenues including interest income weres $5,332,622.
During the first six months, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded during April and May as a result of trading in global interest rate and stock index futures. Gains were also recorded during February and March in the currency markets as a result of a decrease in value of the U.S. dollar versus the Japanese yen and major European currencies such as the Swiss franc, German mark and French franc. Smaller gains were recorded from trading cotton, crude oil and natural gas futures. Smaller losses in the metals markets from trading base metals and in the agricultural markets from trading soybean futures offset a portion of overall gains for the first half of the year. Total expenses for the period were $2,080,068, resulting in net income of $3,252,554. The value of an individual Unit in the Partnership increased from $9.78 at December 31, 1994 to $11.47 at June 30, 1995.

                      PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                 A)       Exhibits. - None.

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




                                    Dean Witter Spectrum Technical L.P.
                                         (Registrant)

                                    By: Demeter Management Corporation
                                        (General Partner)

August 12, 1996                     By: /s/ Patti L. Behnke
                                            Patti L. Behnke
                                            Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.