Form 10-Q
period 1996-09-30
WITTER DEAN SPECTRUM TECHNICAL LP
filed 1996-11-12
CIK 925306

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       Form 10-Q

[X]       Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1996 or

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

Yes     X                              No

                                              DEAN WITTER SPECTRUM TECHNICAL L.P.

                                            INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                       September 30, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Statements of Financial Condition
          September 30, 1996 (Unaudited) and December 31, 1995.........2

          Statements of Operations for the Quarters Ended
          September 30, 1996 and 1995 (Unaudited) .....................3

          Statements of Operations for the Nine Months Ended
          September 30, 1996 and 1995 (Unaudited) .....................4

          Statements of Changes in Partners' Capital for
          the Nine Months Ended September 30, 1996 and 1995
          (Unaudited)..................................................5

          Statements of Cash Flows for the Nine Months Ended
          September 30, 1996 and 1995 (Unaudited)......................6

          Notes to Financial Statements (Unaudited)................7-12

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations............................................13-17


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.....................          18

                                              DEAN WITTER SPECTRUM TECHNICAL L.P.
                                               STATEMENTS OF FINANCIAL CONDITION


                                                                            September 30,                December 31,
                                                                                1996                         1995
                                                                                  $                            $

                                                                             (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                        81,984,299                     52,705,410
   Net unrealized gain on open contracts                                        9,159,685                      4,086,548
   Net option premiums                                                            365,980                              -

   Total Trading Equity                                                        91,509,964                     56,791,958


Subscriptions receivable                                                          573,939                      3,091,196
Interest receivable (DWR)                                                         283,744                        192,688

   Total Assets                                                                92,367,647                     60,075,842


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                            776,244                        184,326
   Accrued brokerage commissions (DWR)                                            592,747                        387,839
   Accrued management fees                                                        287,392                        177,298

   Total Liabilities                                                            1,656,383                        749,463


Partners' Capital

   Limited Partners (7,552,404.597 and
    5,105,307.329 Units, respectively)                                         89,788,257                     58,726,495
   General Partner (77,637.388 and
    52,150.079 Units, respectively)                                               923,007                        599,884

   Total Partners' Capital                                                     90,711,264                     59,326,379

   Total Liabilities and Partners' Capital                                     92,367,647                     60,075,842


NET ASSET VALUE PER UNIT                                                            11.89                          11.50

                                        The accompanying footnotes are an integral part
                                                of these financial statements.

                                              DEAN WITTER SPECTRUM TECHNICAL L.P.
                                                   STATEMENTS OF OPERATIONS
                                                         (Unaudited)




                                                                                     For the Quarters Ended September 30,


                                                                                      1996                        1995
                                                                                       $                            $
REVENUES
   Trading profit (loss):
         Realized                                                                 (3,535,256)                  (1,021,628)
         Net change in unrealized                                                  5,659,492                     (751,111)

           Total Trading Results                                                   2,124,236                   (1,772,739)

   Interest Income (DWR)                                                             846,485                      436,409

           Total Revenues                                                          2,970,721                   (1,336,330)


EXPENSES

   Brokerage commissions (DWR)                                                     1,835,381                      901,181
   Management fees                                                                   855,453                      411,969

           Total Expenses                                                          2,690,834                    1,313,150

NET INCOME (LOSS)                                                                    279,887                   (2,649,480)


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                                                  276,652                   (2,622,565)
   General Partner                                                                     3,235                      (26,915)


NET INCOME (LOSS) PER UNIT

   Limited Partners                                                                      .01                         (.72)
   General Partner                                                                      . 01                         (.72)


                                        The accompanying footnotes are an integral part
                                                of these financial statements.

                                              DEAN WITTER SPECTRUM TECHNICAL L.P.
                                                   STATEMENTS OF OPERATIONS
                                                            (Unaudited)



                                                                                For the Nine Months Ended September 30,

                                                                                    1996                          1995
                                                                                      $                             $
REVENUES
   Trading profit (loss):
         Realized                                                                 2,546,653                     3,685,067
         Net change in unrealized                                                 5,073,137                      (596,147)

           Total Trading Results                                                  7,619,790                     3,088,920

   Interest Income (DWR)                                                          2,221,223                       907,372

           Total Revenues                                                         9,841,013                     3,996,292


EXPENSES

   Brokerage commissions (DWR)                                                    4,891,258                     1,916,568
   Management fees                                                                2,252,425                       876,146
   Incentive fees                                                                    12,659                       600,504

           Total Expenses                                                         7,156,342                     3,393,218

NET INCOME                                                                        2,684,671                       603,074


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                                               2,656,548                       604,206
   General Partner                                                                   28,123                        (1,132)


NET INCOME PER UNIT

   Limited Partners                                                                     .39                           .97
   General Partner                                                                      .39                           .97


                                        The accompanying footnotes are an integral part
                                                of these financial statements.

                                              DEAN WITTER SPECTRUM TECHNICAL L.P.
                                          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                     For the Nine Months Ended September 30, 1996 and 1995
                                                          (Unaudited)




                                                      Units of
                                                     Partnership           Limited            General
                                                      Interest            Partners            Partner             Total
Partners' Capital
  December 31, 1994                                1,526,204.420         $14,771,789          $159,265           $14,931,054

Continuous Offering                                2,913,672.435          31,919,902           345,000            32,264,902

Net Income (Loss)                                               -            604,206            (1,132)              603,074

Redemptions                                         (119,182.897)         (1,340,382)                -            (1,340,382)

Partners' Capital
  September 30, 1995                               4,320,693.958         $45,955,515           $503,133          $46,458,648





Partners' Capital
  December 31, 1995                                5,157,457.408          58,726,495            599,884           59,326,379

Continuous Offering                                2,814,749.534          32,381,339            295,000           32,676,339

Net Income                                                     -           2,656,548             28,123            2,684,671

Redemptions                                         (342,164.957)         (3,976,125)                 -           (3,976,125)

Partners' Capital
  September 30, 1996                               7,630,041.985          89,788,257            923,007           90,711,264





                 The accompanying footnotes are an integral part
                           of these financial statements.


                                              DEAN WITTER SPECTRUM TECHNICAL L.P.
                                                   STATEMENTS OF CASH FLOWS
                                                           (Unaudited)



                                                                               For the Nine Months Ended September 30,

                                                                                          1996                 1995
                                                                                            $                    $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            2,684,671                603,074
Noncash item included in net income:
       Net change in unrealized                                                      (5,073,137)               596,147

Increase in operating assets:
       Interest receivable (DWR)                                                         (91,056)             (104,147)
       Net option premiums                                                             (365,981)                  -


Increase (decrease) in operating liabilities:
       Accrued brokerage commissions (DWR)                                              204,908                229,210
       Accrued management fees                                                          110,095                104,782
       Incentive fees payable                                                                   -              (19,678)

Net cash provided by (used for) operating activities                                 (2,530,500)             1,409,388


CASH FLOWS FROM FINANCING ACTIVITIES

  (Increase) decrease in subscriptions receivable                                     2,517,257             (1,511,699)
  Continuous offering                                                                32,676,339             32,264,902
  Increase in redemptions payable                                                       591,918                116,983
  Redemption of units                                                                (3,976,125)            (1,340,382)

Net cash provided by financing activities                                            31,809,389             29,529,804


Net increase in cash                                                                 29,278,889             30,939,192

Balance at beginning of period                                                       52,705,410             11,829,496

Balance at end of period                                                             81,984,299             42,768,688




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

1. Organization
Dean Witter Spectrum Technical L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of futures and forward contracts, options on futures contracts and on physical commodities, and other commodity interests, including foreign currencies, financial instruments, precious and industrial metals, energy products and agriculturals. The general partner of the Partnership, Demeter Management Corporation ("the General Partner"), has retained Campbell & Company, Inc., Chesapeake Capital Corporation and John W. Henry & Company, Inc. as the trading advisors of the Partnership. The commodity broker is Dean Witter Reynolds Inc. ("DWR"). Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co.

2.  Summary of Significant Accounting Policies
Effective September 1, 1996, brokerage fees are reduced to 33/48 of 1% of the Net Assets as of the first day of the month.

                       DEAN WITTER SPECTRUM TECHNICAL L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3. Related Party Transactions

The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on prevailing U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

4. Financial Instruments
The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                166,274,000
   Commitments to Sell                    126,567,000
 Commodity Futures:
   Commitments to Purchase                 27,118,000
   Commitments to Sell                     87,666,000
 Foreign Futures:
   Commitments to Purchase                197,109,000
   Commitments to Sell                     23,810,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                 36,658,000
   Commitments to Sell                     21,877,000

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


The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $9,159,685 at September 30, 1996. Of this amount, $9,302,865 related to exchange-traded futures contracts and $(143,180) related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through September 1997. Off-exchange-traded forward currency contracts held by the Partnership at September 30, 1996 mature through December 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statement of Financial Condition.

             DEAN WITTER SPECTRUM TECHNICAL L.P.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and options contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures and options contracts including an amount equal to the net unrealized gain on all open futures contracts, which totaled $91,287,164 at September 30, 1996. With respect to the Partnership's off-exchange traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

                        DEAN WITTER SPECTRUM TECHNICAL L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)



For the nine months ended September 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:
                                             Assets          Liabilities
                                               $                  $
Exchange-Traded Contracts
  Financial Futures                         102,290,000     126,529,000
  Options on Financial Futures                3,055,000               -
  Commodity Futures                          46,914,000      34,207,000
  Options on Commodity Futures                3,815,000               -
  Foreign Futures                           138,120,000      46,020,000
  Options on Foreign Futures                  4,617,000               -
Off-Exchange-Traded Forward
 Currency Contracts                          32,525,000      44,829,000


4.  Legal Matters
On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, the General Partner, Dean Witter Futures and Currency Management Inc., Dean Witter, Discover & Co. (all such parties referred to hereafter as the "Dean Witter Parties"), certain limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. Also, on September 18 and 20, 1996 similar purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. Generally, these complaints allege, among other things, that the defendants

                        DEAN WITTER SPECTRUM TECHNICAL L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

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


Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Nine Months Ended September 30, 1996

For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $2,970,721. During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in the energy markets from long positions in crude, heating and gas oil futures as prices in these markets trended higher throughout the quarter. Additional gains were recorded in the financial futures markets from long Australian, European and Japanese bond futures positions as global interest rate futures prices moved steadily higher between July and September. Gains were also recorded in metals as a downward move in gold and aluminum futures prices during September resulted in gains for the Partnership's short positions. A portion of the overall gains for the quarter was offset by losses experienced in the currency, soft commodities and agricultural markets. In the currency markets, losses were recorded during August from short Australian dollar positions as the Australian dollar value reversed higher relative to the U.S. dollar and other world currencies, and from long Swiss franc positions as its value decreased during late August. Additional losses were recorded in the agricultural markets as soybean and corn futures prices moved in an inconsistent pattern during a majority of the quarter. In soft commodities, losses were recorded as a result of trendless movement in coffee, cotton and sugar prices throughout most of the quarter. Total expenses for the quarter were $2,690,834, resulting in net income of $279,887. The value of an individual Unit in the Partnership increased from $11.88 at June 30, 1996 to $11.89 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading revenues including interest income were $9,841,013. During the first nine months of the year, the Partnership posted a loss in Net Asset Value per Unit. The most significant gains were recorded in the energy markets from long crude oil futures positions as prices trended higher during a majority of the second and third quarters. In the currency markets, gains were recorded from short Japanese yen positions as the value of the yen moved lower relative to the U.S. dollar. Additional currency gains were recorded from short Swiss franc and German mark positions as the value of these currencies moved lower relative to the U.S. dollar and other world currencies during January and April. Gains were also recorded in the metals markets during June and September from short gold futures positions as prices moved lower. In financial futures trading, gains experienced during the third quarter from a steady upward move in global interest rate futures prices more than offset losses recorded during the first half of the year, as well as losses experienced from global stock index futures trading throughout the first nine months of the year. A portion of the Partnership's overall gains was offset by losses in soft commodities as a result of choppy price movement in coffee and cotton futures during a majority of the first nine months of the year. Total expenses for the period were $7,156,342, resulting in net income of $2,684,671. The value of an individual Unit in the Partnership increased from $11.50 at December 31, 1995 to $11.89 at September 30, 1996.

For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total trading losses net of interest income were $1,336,330. During the third quarter, the Partnership posted a decrease loss in Net Asset Value per Unit. The most significant losses resulted from trading in global interest rate, metals and energy futures, as trendless price movement prevailed across a majority of the markets in each of these sectors for much of the third quarter. Smaller losses were recorded in soft commodities and agricultural futures trading as a result of price break-outs followed by choppy and short-term volatile movement. Trading profits in the currency markets, primarily as a result of a declining trend in the value of the Japanese yen relative to the U.S. dollar, helped to offset a portion of losses in other sectors. Total expenses for the period were $1,313,150, resulting in a net loss of $2,649,480. The value of an individual Unit in the Partnership decreased from $11.47 at June 30, 1995 to $10.75 at September 30, 1995.

For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income were $3,996,292. During the first nine months of the year, the Partnership posted an increase in Net Asset Value per Unit. The most significant profits for this period resulted from trading in global interest rate futures, as prices in U.S. and Japanese bond futures contracts trended higher in the first half of 1995. In currency trading, trending movement in the value of the Japanese yen throughout the first nine months of the year and in major European currencies in the year's first quarter resulted in Partnership gains. Additional profits were recorded from trading in global stock index futures as U.S. stock prices trended higher. Losses across a majority of traditional commodities, including metals, energies and soft commodities, resulting from trendless price movement for much of 1995, offset a portion of the profits in other sectors. Total expenses for the period were $3,393,218, resulting in net income of $603,074. The value of an individual Unit in the Partnership increased from $9.78 at December 31, 1994 to $10.75 at September 30, 1995.

                     PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                   A)        Exhibits - None.


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




                                          Dean Witter Spectrum Technical L.P.
                                               (Registrant)

                                          By: Demeter Management Corporation
                                               (General Partner)

November 12, 1996                         By: /s/ Patti L. Behnke
                                                  Patti L. Behnke
                                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.