Form 10-K/A
period 1997-03-31
WITTER DEAN SPECTRUM TECHNICAL LP
filed 1997-04-22
CIK 925306

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

                                 DEAN WITTER SPECTRUM TECHNICAL L.P.
                                       (Registrant)

                                 BY:  Demeter Management Corporation,
                                       General Partner

March 31, 1997                   BY: /s/ Mark J. Hawley
                                         Mark J. Hawley, Director and
                                         President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                          March 31, 1997
          Mark J. Hawley, Director and
            President

    /s/  Richard M. DeMartini                                    March 31, 1997
          Richard M. DeMartini, Director
            and Chairman of the Board


    /s/  Lawrence Volpe                                          March 31, 1997
          Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                     March 31, 1997
          Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                                   March 31, 1997
          Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                                   March 31, 1997
          Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                        March 31, 1997
         Robert E. Murray, Director


    /s/  Patti L. Behnke                                         March 31, 1997
          Patti L. Behnke, Chief Financial
            Officer and Principal Accounting
            Officer

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