Form 10-Q
period 1997-03-31
WITTER DEAN SPECTRUM TECHNICAL LP
filed 1997-05-14
CIK 925306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended March 31, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-80146

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

                       March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

    Statements of Financial Condition March 31, 1997
    (Unaudited) and December 31, 1996........................2

     Statements of Operations for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)......................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1997 and 1996 (Unaudited).......4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)......................5

        Notes to Financial Statements (Unaudited)..........6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......... ..12-16

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................17-18

Item 6. Exhibits and Reports on Form 8-K.....................19




              DEAN WITTER SPECTRUM TECHNICAL L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                                 March 31,     December 31,
                                                    1997           1996
                                                     $              $
                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                            123,942,552   106,460,248
 Net unrealized gain on open contracts             4,434,851     2,533,889
 Net option premiums                                  33,744       328,955

 Total Trading Equity                            128,411,147   109,323,092

Subscriptions receivable                          10,532,184     5,117,123
Interest receivable (DWR)                            431,837       381,841

 Total Assets                                    139,375,168   144,822,056

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Accrued brokerage commissions (DWR)                892,671        776,253
 Redemptions payable                                468,464        683,809
 Accrued management fees                            432,810        376,365

 Total Liabilities                                1,793,945      1,836,427


Partners' Capital

 Limited Partners (9,713,045.996 and
  8,216,910.942 Units, respectively)            136,096,059     111,852,280
 General Partner (105,994.711 and
  83,258.292 Units respectively)                  1,485,164       1,133,349

 Total Partners' Capital                        137,581,223     112,985,629

 Total Liabilities and Partners' Capital        139,375,168     114,822,056


NET ASSET VALUE PER UNIT                              14.01           13.61



        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      4,018,527   1,441,709
    Net change in unrealized      1,900,962    (568,369)

      Total Trading Results       5,919,489     873,340

 Interest Income (DWR)            1,189,432     617,547

      Total Revenues              7,108,921   1,490,887

EXPENSES

 Brokerage commissions (DWR)      2,505,005   1,397,737
 Management fees                  1,214,548     638,965
 Incentive fees                     230,786      12,659

    Total Expenses                3,950,339   2,049,361

NET INCOME (LOSS)                 3,158,582    (558,474)


NET INCOME (LOSS) ALLOCATION

Limited Partners                  3,126,767   (553,148)
 General Partner                     31,815     (5,326)

NET INCOME (LOSS) PER UNIT

Limited Partners                        .40      (.08)
General Partner                         .40      (.08)



        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM TECHNICAL L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership    Limited      General
                          Interest     Partners     Partner     Total
Partners' Capital
 December 31, 1995   5,157,457.408    $58,726,495   $599,884    $59,326,379

Continuous Offering  1,086,476.234     12,433,034    115,000     12,548,034

Net Loss                    -            (553,148)    (5,326)     (558,474)

Redemptions            (69,216.116)      (800,851)        -       (800,851)

Partners' Capital
 March 31, 1996      6,174,717.526    $69,805,530   $709,558   $70,515,088




Partners' Capital
 December 31, 1996   8,300,169.234   $111,852,280 $1,133,349  $112,985,629

Continuous Offering  1,660,884.134     23,125,940    320,000    23,445,940

Net Income                      -       3,126,767     31,815     3,158,582

Redemptions           (142,012.661)    (2,008,928)        -     (2,008,928)

Partners' Capital
 March 31, 1997      9,819,040.707   $136,096,059  $1,485,164 $137,581,223




         The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                          For the Quarters Ended March 31,

                                                1997            1996
                                                 $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                             3,158,582      (558,474)
Noncash item included in net income (loss):
    Net change in unrealized                 (1,900,962)      568,369

(Increase) decrease in operating assets:
    Net option premiums                         295,211              -
    Interest receivable (DWR)                   (49,996)      (22,379)

Increase in operating liabilities:
    Accrued brokerage commissions (DWR)         116,418        97,508
    Accrued management fees                      56,445        44,575

Net cash provided by operating activities     1,675,698       129,599


CASH FLOWS FROM FINANCING ACTIVITIES

   Continuous offering                       23,445,940    12,548,034
   Increase  in  subscriptions  receivable   (5,415,061)     (433,270)
   Increase (decrease) in redemptions payable  (215,345)      237,478
   Redemptions of units                      (2,008,928)     (800,851)

Net cash provided by financing activities    15,806,606    11,551,391


Net increase in cash                         17,482,304    11,680,990

Balance at beginning of period              106,460,248    52,705,410

Balance at end of period                    123,942,552    64,386,400



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

Partnership's December 31, 1996 Annual Report on Form 10K.


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

Management  Corporation  ("Demeter"),  has  retained  Campbell  &

Company, Inc., Chesapeake Capital Corporation and John W. Henry &

Company, Inc. ("JWH") as the trading advisors of the Partnership.

Both  Demeter  and  DWR  are wholly owned  subsidiaries  of  Dean

Witter, Discover & Co. ("DWD").

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




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

31, 1997 and December 31, 1996 open contracts were:

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                               Contract or Notional Amount
                            March 31, 1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     25,100,000        113,494,000
   Commitments to Sell        401,686,000         88,136,000
   Options Written                      -          4,505,000
 Commodity Futures:
   Commitments to Purchase     72,985,000         21,658,000
   Commitments to Sell         26,307,000         51,283,000
 Foreign Futures:
   Commitments to Purchase     67,857,000        112,745,000
   Commitments to Sell        133,701,000         81,929,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     28,354,000         40,864,000
   Commitments to Sell         26,186,000         24,397,000


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

Statement  of  Financial  Condition and  totaled  $4,434,851  and

$2,533,889 at March 31, 1997 and December 31, 1996, respectively.

Of the

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


$4,434,851  net unrealized gain on open contracts  at  March  31,

1997, $4,600,101 was related to exchange-traded futures contracts and  $(165,250)  related to off-exchange-traded forward  currency

contracts.   Of  the  $2,533,889  net  unrealized  gain  on  open

contracts  at December 31, 1996, $2,802,603 related to  exchange-

traded  futures contracts and $(268,714) related to off-exchange-

traded forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March  31, 1997 and December 31, 1996, mature through March  1998 and  December  1997,  respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at March 31, 1997  and

December  31,  1996, mature through June 1997,  and  March  1997,

respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of  financial instrument, but not the credit risk associated with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

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

futures   contracts,   which  funds  totaled   $128,542,653   and

$109,262,851   at   March  31,  1997  and  December   31,   1996,

respectively.   With  respect to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to

               DEAN WITTER SPECTRUM TECHNICAL L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)

the  ability  of DWR, the counterparty on all such contracts,  to perform.



For  the quarter ended March 31, 1997 and the year ended December

31,  1996,  the average fair value of financial instruments  held for trading purposes was as follows:

                                           March 31, 1997
                                       Assets         Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  75,465,000       209,044,000
  Options on Financial Futures        7,201,000         1,126,000
  Commodity Futures                  47,688,000        37,827,000
  Options on Commodity Futures        3,296,000                 -
  Foreign Futures                   170,096,000        66,518,000
  Options on Foreign Futures          7,329,000                 -
Off-Exchange-Traded Forward
 Currency Contracts                  32,433,000        32,103,000


                                         December 31, 1996
                                       Assets         Liabilities
                                         $                 $

Exchange-Traded Contracts:
  Financial Futures               131,914,000        117,625,000
  Options on Financial Futures      5,437,000            375,000
  Commodity Futures                40,606,000         45,449,000
  Options on Commodity Futures      5,157,000                  -
  Foreign Futures                 144,435,000         60,257,000
  Options on Foreign Futures        7,143,000                  -
Off-Exchange-Traded Forward
 Currency Contracts                35,572,000         39,498,000

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit in  separate commodity interest trading accounts with DWR, and are used by the

Partnership as margin to engage in trading commodity futures  and forward  contracts  on  foreign currencies  and  other  commodity

interest  trading.   DWR holds such assets in  either  designated

depositories  or in securities approved by the Commodity  Futures

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

If  the price for the futures contract for a particular commodity has  increased  or  decreased by an amount equal  to  the  "daily limit",  positions  in  the commodity can neither  be  taken  nor liquidated unless traders are willing to effect trades at or



within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.



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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $7,108,921.

During  the first quarter, the Partnership posted an increase  in

Net  Asset  Value  per  Unit.  The most  significant  gains  were recorded  in  the currency markets during January  and  February.

These gains were recorded from short positions in the German mark and  Swiss  franc  as  the value of the U.S. dollar  strengthened

versus these currencies.   Additional trading gains were recorded

from  short  gold futures positions as prices moved lower  during

January.   Gains  were  also recorded from  long  coffee  futures

positions,  as prices trended higher and from short positions  in gas  and  oil  futures,  as  prices trended  lower  in  February.

Smaller  gains were recorded from long positions in  agricultural

futures as prices trended higher during February and March.    In

financial  futures  trading,  gains recorded  during  January  in global stock index futures more than offset losses experienced as a result of short-term volatile price movement in global interest rate futures during February and March.  A portion of the overall

Fund  gains  was  offset by losses recorded in March  from  short positions in the Swiss franc and the German mark as the value  of these currencies
increased   versus   the  U.S.  dollar,  after   trending   lower

previously.  Losses were also recorded during  March  from  short positions  in  the energy markets as oil and gas prices  reversed

higher, thus giving back a portion of February's profits.   Total

expenses for the period were $3,950,339, generating net income of

$3,158,582.   The value of an individual Unit in the  Partnership

increased from $13.61 at December 31, 1996 to $14.01 at March 31,

1997.



For the Quarter Ended March 31, 1996

For  the  quarter  ended March 31, 1996, the Partnership's  total trading  revenues  including  interest  income  were  $1,490,887.

During  the  third quarter, the Partnership posted a decrease  in

Net  Asset  Value  per  Unit.  The most significant  losses  were recorded  in the currency markets during February.  These  losses were  recorded as a result of a sharp and sudden reversal in  the downward  move in the value of the Japanese yen and most European currencies,  which had proved profitable for the  Partnership  in

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

1995 to $11.42 at March 31, 1996.

                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management, Inc.,  DWD  (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain limited  partnership  commodity pools of  which  Demeter  is  the general partner, and certain trading advisors (including JWH)  to those pools.  Similar purported class actions were also filed  on

September  18 and 20, 1996 in the Supreme Court of the  State  of

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

Dean Witter Parties.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.


          (B)  Reports on Form 8-K. - None.

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




                                Dean  Witter  Spectrum  Technical
                                L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   14,   1997               By: /s/  Patti  L.   Behnke
                                        Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.