Form 10-K/A
period 1996-12-31
WITTER DEAN SPECTRUM TECHNICAL LP
filed 1997-05-29
CIK 925306

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K/A
                                       AMENDMENT

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
       November 1, 1994.

-10.   Form of amended and restated Customer
       Agreement between the Partnership and
       Dean Witter Reynolds, dated as of
       September 1, 1996.                                              (4)

-99.   December 31, 1996 Annual Report to Limited Partners.            (5)


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