Form 10-Q
period 1997-06-30
WITTER DEAN SPECTRUM TECHNICAL LP
filed 1997-08-13
CIK 925306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the Period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-80146

                      DEAN WITTER SPECTRUM TECHNICAL L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3782231
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
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

                       June 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 1997 (Unaudited) and December 31, 1996.......2

     Statements of Operations for the Quarters Ended
     June 30, 1997 and 1996 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................19-20

Item 5. Other Information.................................20

Item 6. Exhibits and Reports on Form 8-K..................21




              DEAN WITTER SPECTRUM TECHNICAL L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)

ASSETS
Equity in Commodity futures trading accounts:
 Cash                             137,054,130    106,460,248
 Net unrealized gain on open contracts4,606,490    2,533,889
 Net option premiums                   88,093        328,955

 Total Trading Equity              141,748,713   109,323,092

Subscriptions receivable            5,168,726      5,117,123
Interest receivable (DWR)              484,623       381,841

 Total Assets                      147,402,062   144,822,056


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                2,071,095        683,809
 Accrued brokerage commissions (DWR)  961,658          776,253
 Accrued management fees              466,258        376,365

 Total Liabilities                  3,499,011       1,836,427


Partners' Capital

 Limited Partners (10,806,780.293 and
          8,216,910.942  Units,  respectively)   142,415,948111,8
52,280
 General Partner (112,844.106 and
     83,258.292 Units respectively)     1,487,103    1,133,349

 Total Partners' Capital           143,903,051    112,985,629

 Total Liabilities and Partners' Capital147,402,062114,822,056


NET ASSET VALUE PER UNIT                13.18             13.61

        The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (5,659,545)  4,640,201
    Net change in unrealized       171,639      (17,986)

      Total Trading Results     (5,487,906)   4,622,215

 Interest Income (DWR)           1,414,248      757,190

      Total Revenues            (4,073,658)     5,379,405

EXPENSES

 Brokerage commissions (DWR)     2,866,677    1,658,141
 Management fees                 1,389,902       758,006

    Total Expenses               4,256,579      2,416,147

NET INCOME (LOSS)                (8,330,237)  2,963,258


NET INCOME (LOSS) ALLOCATION

        Limited        Partners                       (8,242,176)
2,933,044
                          General                         Partner
(88,061)                         30,214

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(.83)                                       .46
                          General                         Partner
(.83)                               .46



        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                   (1,641,018)    6,081,909
    Net change in unrealized    2,072,601      (586,355)

      Total Trading Results       431,583     5,495,554

 Interest Income (DWR)          2,603,680     1,374,738

      Total Revenues            3,035,263       6,870,292

EXPENSES

 Brokerage commissions (DWR)    5,371,682     3,055,877
 Management fees                2,604,450     1,396,972
 Incentive fees                   230,786            12,659

    Total Expenses              8,206,918         4,465,508

NET INCOME (LOSS)              (5,171,655)       2,404,784

NET INCOME (LOSS) ALLOCATION

                         Limited                         Partners
(5,115,409)
2,379,896
                          General                         Partner
(56,246)
24,888

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(.43)                               .38
                          General                         Partner
(.43)                               .38



        The accompanying footnotes are an integral part of these financial statements.


              DEAN  WITTER SPECTRUM TECHNICAL L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996
                          (Unaudited)


                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital
 December 31, 1995   5,157,457.408         $58,726,495           $599,884
$59,326,379

Continuous Offering2,257,056.773           26,109,899            240,000
26,349,899

Net Income                  -              2,379,896             24,888
2,404,784

Redemptions        (178,764.479)             (2,091,914)                       -
(2,091,914)

Partners' Capital
 June 30, 1996     7,235,749.702           $85,124,376           $864,772
$85,989,148




Partners' Capital
 December 31, 1996  8,300,169.234          $111,852,280          $1,133,349
$112,985,629

Continuous Offering 3,045,204.151          41,439,840            410,000
41,849,840
Net Loss                                   (5,115,409)           (56,246)
(5,171,655)

Redemptions         (425,748.986)          (5,760,763)                        -
(5,760,763)

Partners' Capital
 June 30, 1997    10,919,624.399           $142,415,948          $1,487,103
$143,903,051







         The accompanying footnotes are an integral part of these financial statements.



              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income   (loss)                 (5,171,655)              2
,404,784
Noncash item included in net income (loss):
    Net change in unrealized      (2,072,601)            586,355

(Increase) decrease in operating assets:
    Net option premiums             240,862              -
    Interest receivable (DWR)      (102,782)             (70,413)

Increase in operating liabilities:
    Accrued brokerage commissions (DWR) 185,405          187,436
          Accrued      management      fees                89,893
85,685

Net  cash  provided by (used for) operating activities(6,830,878)
3,193,847


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase  in  subscriptions  receivable   (51,603)      (2,079,017)
   Continuous   offering              41,849,840           26,349,899
 Increase in redemptions payable  1,387,286              459,544
      Redemptions      of      units                  (5,760,763)
(2,091,914)

Net    cash    provided    by    financing   activities37,424,760
22,638,512


Net   increase  in  cash             30,593,882            25,832,359

Balance      at      beginning     of     period      106,460,248
52,705,410

Balance      at      end     of     period            137,054,130
78,537,769



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

Partnership's December 31, 1996 Annual Report on Form 10K.


1. Organization

Dean  Witter  Spectrum Technical L.P. (the  "Partnership")  is  a

limited  partnership  organized  to  engage  in  the  speculative trading  of  futures  and forward contracts,  options  on  future contracts  and  on  physical  commodities,  and  other  commodity interests,  including foreign currencies, financial  instruments,

precious and industrial metals, energy products and agriculturals

(collectively, "futures interests").  The general partner of  the

Partnership,  Demeter  Management  Corporation  ("Demeter"),  has

retained Campbell & Company, Inc., Chesapeake Capital Corporation

and John W. Henry & Company, Inc. ("JWH") as the trading advisors

of  the  Partnership.   Both Demeter and  DWR  are  wholly  owned

subsidiaries  of  Morgan  Stanley, Dean Witter,  Discover  &  Co.

("MSDWD").



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

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)





3.  Financial Instruments

The Partnership trades futures, options and forward contracts and

related   instruments   in   interest   rates,   stock   indices,

commodities, currencies, petroleum and precious metals.  Futures,

options and forwards represent contracts for delayed delivery  of an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At June 30, 1997 and December  31,  1996  open contracts were:


                               Contract or Notional Amount
                            June 30, 1997    December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase    517,863,000        113,494,000
   Commitments to Sell        101,035,000         88,136,000
   Options Written                      -          4,505,000
 Commodity Futures:
   Commitments to Purchase     20,400,000         21,658,000
   Commitments to Sell        108,531,000         51,283,000
 Foreign Futures:
   Commitments to Purchase    328,094,000        112,745,000
   Commitments to Sell        164,769,000         81,929,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     40,585,000         40,864,000
   Commitments to Sell         64,530,000         24,397,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $4,606,490 and

$2,533,889  at June 30, 1997 and December 31, 1996, respectively.

Of  the $4,606,490 net unrealized gain on open contracts at  June

30,  1997,  $4,721,004  was  related to  exchange-traded  futures contracts  and $(114,514) related to off-exchange-traded  forward currency  contracts.  Of the $2,533,889 net  unrealized  gain  on open  contracts  at  December  31, 1996,  $2,802,603  related  to exchange-traded futures contracts and $(268,714) related to  off-

exchange-traded forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1997  and  December 31, 1996, mature through June  1998  and

December  31,  1997,  respectively.  Off-exchange-traded  forward currency  contracts held by the Partnership at June 30, 1997  and

December 31, 1996, mature through September 1997 and March  1997,

respectively. The contract amounts in the above table represent

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



the  Partnership's extent of involvement in the particular  class of  financial instrument, but not the credit risk associated with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

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

Commission ("CFTC") to segregate from its own assets and for  the sole  benefit of its commodity customers all funds  held  by  DWR with  respect  to  exchange-traded futures and options  contracts including an amount equal to the net unrealized gain on all  open

futures   contracts,   which  funds  totaled   $141,775,134   and

$109,262,851   at   June  30,  1997  and   December   31,   1996,

respectively.   With  respect to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-

               DEAN WITTER SPECTRUM TECHNICAL L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


exchange-traded forward currency contracts, the Partnership is at risk  to  the  ability  of  DWR, the  counterparty  on  all  such contracts, to perform.



For  the  six  months  ended June 30, 1997  and  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                            June 30, 1997
                                       Assets         Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures               156,343,000        194,727,000
  Options on Financial Futures      5,673,000            644,000
  Commodity Futures                48,794,000         53,975,000
  Options on Commodity Futures      2,831,000                 -
  Foreign Futures                 189,618,000        102,347,000
  Options on Foreign Futures        4,462,000                  -
Off-Exchange-Traded Forward
 Currency Contracts                30,089,000         34,284,000


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


4. Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures

               DEAN WITTER SPECTRUM TECHNICAL L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




Inc.   ("Carr"),  a  subsidiary  of  Credit  Agricole   Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period of about three months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will  continue  to serve as a futures broker for the  Partnership with  Carr  providing  execution and clearing  services  for  the

Partnership's account.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures

interest  trading  accounts  with  DWR,  and  are  used  by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has  increased  or  decreased by an amount equal  to  the  "daily limit",  positions in such futures interest can neither be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions. However, since the commencement of trading  by  the Partnership, there has never been  a  time  when illiquidity  has affected a material portion of the Partnership's assets.



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



Capital  Resources. The Partnership does not have,  nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional  Units of Limited Partnership Interest in  the  future will  affect  the  amount of funds available for  investments  in futures interests in subsequent periods.  As redemptions  are  at the  discretion  of  Limited Partners,  it  is  not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the  Partnership's  total

trading  losses  net of interest income were $4,073,658.   During

the  second  quarter, the Partnership posted a  decrease  in  Net

Asset

Value  per  Unit.   Losses were recorded in the currency  markets

during  May from transactions involving the Japanese yen  as  its value  moved  without consistent direction.  Additional  currency losses were recorded from transactions involving the Swiss  franc

as  its  value  moved in a choppy pattern during  June.   In  the

energy markets, losses were recorded as oil and gas prices  moved in  a short-term volatile pattern during the quarter.  Additional losses  were recorded during April from short U.S. interest  rate futures  positions  as U.S. bond prices moved  higher,  and  from trading  Japanese and European bond futures as  prices  in  these markets moved in a choppy pattern.  A portion of these losses was offset  by gains recorded from long positions in Australian  bond and global stock index futures as prices in these markets trended higher during May and June.  A portion of overall losses for  the quarter  was  offset  by gains recorded from short  gold  futures

positions  as  prices moved sharply lower during June.   In  soft

commodities,   gain  were  recorded  from  long  coffee   futures

positions as coffee prices trended higher during April  and  May.

Total expenses for the quarter were $4,256,579 resulting in a net

loss  of  $8,330,237.   The value of an individual  Unit  in  the

Partnership decreased from $14.01 at March 31, 1997 to $13.18  at

June 30, 1997.



For  the six months ended June 30, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $3,035,263.

During the first six months, the Partnership posted a decrease in

Net Asset Value per Unit. Trading gains during the period were offset by brokerage commissions resulting in net trading losses.

Losses  were  recorded in energy futures trading as oil  and  gas prices  moved  in a choppy pattern throughout a majority  of  the first  six  months of the year.  Additional losses were  recorded from  trendless  price movement in global interest  rate  futures during February, March and April.  A portion of these losses  was offset  by  gains  recorded from long positions in  global  stock index and Australian bond futures as prices in these market moved higher during May and June.  Gains were recorded from long coffee futures  positions  as  prices moved in an  upward  trend  during

February,  April  and May.  In metals, gains were  recorded  from short  positions  in  gold  futures  as  prices  declined  during

January,  April  and  June.   In  currency  trading,  gains  were

recorded from short positions in the German mark and Japanese yen as  the  value of the U.S. dollar strengthened relative to  these

currencies  during January, February and April.   Total  expenses

for  the  period  were $8,206,918 resulting  in  a  net  loss  of

$5,171,655.   The value of an individual Unit in the  Partnership

decreased from $13.61 at December 31, 1996 to $13.18 at June  30,

1997.



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

A  portion of overall gains for the second quarter was offset  by losses in global interest rate and global stock index futures  as prices  moved  in a short-term volatile pattern.  Smaller  losses were  recorded  in soft commodities as losses in  coffee  futures

more  than  offset  gains experienced in  sugar  futures.   Total

expenses for the quarter were $2,416,147, resulting in net income

of   $2,963,258.   The  value  of  an  individual  Unit  in   the

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

Futures  &  Currency Management, Inc., MSDWD  (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain limited  partnership  commodity pools of  which  Demeter  is  the general partner, and certain trading advisors (including JWH)  to

those  pools.   On  June 16, 1997, the plaintiffs  in  the  above

actions filed a consolidated amended complaint. Similar purported class actions were also filed on September 18 and 20, 1996 in the

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




Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.


          (B)  Reports on Form 8-K. - None.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                Dean  Witter  Spectrum  Technical
LP (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August   13,  1997                 By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.