Form 10-Q/A
period 1997-06-30
WITTER DEAN SPECTRUM TECHNICAL LP
filed 1997-09-03
CIK 925306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q/A

                            AMENDMENT

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
          Accrued      management      fees                89,893
85,685

Net  cash  provided by (used for) operating activities(6,830,878)
3,193,847


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase  in  subscriptions  receivable   (51,603)           (
2,079,017)
   Continuous   offering              41,849,840                2
6,349,899
 Increase in redemptions payable  1,387,286              459,544
      Redemptions      of      units                  (5,760,763)
(2,091,914)

Net    cash    provided    by    financing   activities37,424,760
22,638,512


Net   increase  in  cash             30,593,882                 2
5,832,359

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

Partnership's account.



Effective  August 1, 1997, the flat-rate brokerage  fee  will  be reduced from 8.25% per annum to 7.65 per annum.

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