Form 10-Q
period 1997-09-30
WITTER DEAN SPECTRUM TECHNICAL LP
filed 1997-11-12
CIK 925306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended September 30, 1997 or

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

                     September 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1997 and 1996 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)......... 7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................19-20

Item 2. Changes in Securities and Use of Proceeds......20-22

Item 5. Other Information.................................22

Item 6. Exhibits and Reports on Form 8-K..................23







              DEAN WITTER SPECTRUM TECHNICAL L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                   September 30,   December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                     153,703,713   106,460,248
 Net unrealized gain on open contracts      7,259,777     2,533,889
 Net option premiums                          141,680       328,955

 Total Trading Equity                     161,105,170   109,323,092

Subscriptions receivable                    5,430,238     5,117,123
Interest receivable (DWR)                     538,153       381,841

 Total Assets                             167,073,561   114,822,056

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                        1,136,658       683,809
 Accrued brokerage commissions (DWR)        1,002,196       776,253
 Accrued management fees                      524,024       376,365

 Total Liabilities                          2,662,878     1,836,427


Partners' Capital

 Limited Partners (11,794,891.366 and
  8,216,910.942 Units, respectively)       162,782,619  111,852,280
 General Partner (117,966.113 and
  83,258.292 Units respectively)             1,628,064    1,133,349

 Total Partners' Capital                   164,410,683  112,985,629

 Total Liabilities and Partners' Capital   167,073,561  114,822,056


NET ASSET VALUE PER UNIT                         13.80        13.61


        The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       6,987,098  (3,535,256)
    Net change in unrealized       2,653,287   5,659,492

      Total Trading Results        9,640,385   2,124,236

 Interest Income (DWR)             1,616,004     846,485

      Total Revenues              11,256,389   2,970,721

EXPENSES

 Brokerage commissions (DWR)       3,025,230  1,835,381
 Management fees                   1,544,198    855,453

    Total Expenses                 4,569,428  2,690,834

NET INCOME                         6,686,961    279,887


NET INCOME ALLOCATION

Limited Partners                   6,646,000    276,652
General Partner                       40,961      3,235

NET INCOME PER UNIT

Limited Partners                         .62        .01
General Partner                          .62        .01





        The accompanying footnotes are an integral part of these financial statements.



              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit:
       Realized                    5,346,080    2,546,653
Net change in unrealized           4,725,888    5,073,137

      Total Trading Results       10,071,968    7,619,790

 Interest Income (DWR)             4,219,684    2,221,223

      Total Revenues              14,291,652    9,841,013


EXPENSES

 Brokerage commissions (DWR)       8,396,911   4,891,258
 Management fees                  4,148,649    2,252,425
 Incentive fees                      230,786      12,659

      Total Expenses              12,776,346   7,156,342

NET INCOME                         1,515,306    2,684,671


NET INCOME (LOSS ) ALLOCATION

 Limited Partners                 1,530,591     2,656,548
 General Partner                    (15,285)       28,123


NET INCOME PER UNIT

 Limited Partners                      .19            .39
 General Partner                       .19            .39


        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM TECHNICAL L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1995  5,157,457.408  $58,726,495   $599,884   $59,326,379

Offering of Units   2,814,749.534   32,381,339    295,000    32,676,339

Net Income                      -    2,656,548     28,123     2,684,671

Redemptions         (342,164.957)   (3,976,125)         -    (3,976,125)

Partners' Capital
 September 30, 1996 7,630,041.985  $89,788,257   $923,007   $90,711,264





Partners' Capital
 December 31, 1996  8,300,169.234  $111,852,280  $1,133,349  $112,985,629

Offering of Units   4,275,849.472    58,483,471    510,000     58,993,471

Net Income (Loss)             -       1,530,591    (15,285)     1,515,306

Redemptions         (663,161.227)   (9,083,723)          -     (9,083,723)

Partners' Capital
 September 30, 1997  11,912,857.479  $162,782,619  $1,628,064  $164,410,683






         The accompanying footnotes are an integral part of these financial statements.



              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                    For the Nine Months Ended September 30,

                                                     1997            1996
                                                       $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income                                     1,515,306     2,684,671
Noncash item included in net income :
     Net  change in  unrealized                  (4,725,888)   (5,073,137)

Increase (decrease) in operating assets:
      Net  option  premiums                          187,275     (365,981)
    Interest receivable (DWR)                       (156,312)     (91,056)

 Increase in operating liabilities:
    Accrued brokerage commissions (DWR)              225,943      204,908
    Accrued management fees                          147,659      110,095


Net  cash  used  for  operating  activities       (2,806,017)   (2,530,500)


CASH FLOWS FROM FINANCING ACTIVITIES

  (Increase) decrease in subscriptions receivable    (313,115)   2,517,257
   Continuous   offering                           58,993,471   32,676,339
 Increase in redemptions payable                      452,849      591,918
   Redemptions  of  units                          (9,083,723)  (3,976,125)

Net cash provided by financing activities          50,049,482   31,809,389


Net increase  in  cash                             47,243,465   29,278,889

Balance  at beginning of period                   106,460,248   52,705,410

Balance at end  of period                         153,703,713   81,984,299



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

(collectively, "futures interests").  The general partner of  the

Partnership,  Demeter  Management  Corporation  ("Demeter"),  has

retained Campbell & Company, Inc., Chesapeake Capital Corporation

and John W. Henry & Company, Inc. ("JWH") as the trading advisors

of  the  Partnership.   The commodity  broker  for  most  of  the

Partnership's transactions is Dean Witter Reynolds, Inc. ("DWR").

Both  Demeter  and  DWR are wholly owned subsidiaries  of  Morgan

Stanley, Dean Witter, Discover & Co. ("MSDWD").

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures  Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period  of about four months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.



2. Summary of Significant Accounting Policies

Effective August 1, 1997, the flat-rate brokerage fee was reduced from 8.25% per annum to 7.65% per annum.



3.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest  on  these funds  based  on  prevailing  U.S.

Treasury  Bill  rates.   Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.  Financial Instruments

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

rate  volatility.   At September 30, 1997 and December  31,  1996

open contracts were:


                              Contract or Notional Amount
                          September 30, 1997 December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     279,361,000       113,494,000
   Commitments to Sell         109,703,000        88,136,000
   Options Written                       -         4,505,000
 Commodity Futures:
   Commitments to Purchase      76,934,000        21,658,000
   Commitments to Sell          39,931,000        51,283,000
 Foreign Futures:
   Commitments to Purchase     226,352,000       112,745,000
   Commitments to Sell         117,629,000        81,929,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     117,857,000        40,864,000
   Commitments to Sell         123,675,000        24,397,000



A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $7,259,777 and

$2,533,889  at  September  30,  1997  and  December   31,   1996,

respectively.   Of  the $7,259,777 net unrealized  gain  on  open

contracts  at  September  30, 1997,  $7,149,479  was  related  to exchange-traded  futures contracts and $110,298 related  to  off-

exchange-traded  forward currency contracts.  Of  the  $2,533,889 net  unrealized  gain  on open contracts at  December  31,  1996,

$2,802,603  related  to  exchange-traded  futures  contracts  and

$(268,714)   related  to  off-exchange-traded  forward   currency

contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1997  and  December  31,  1996,  mature   through

September 1998 and December 31, 1997, respectively.  Off-exchange-

traded  forward  currency contracts held by  the  Partnership  at

September 30, 1997 and December 31, 1996, mature through December

1997  and March 1997, respectively. The contract amounts  in  the above table represent the Partnership's extent of involvement  in the  particular class of financial instrument, but not the credit risk

               DEAN WITTER SPECTRUM TECHNICAL L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


associated  with  counterparty nonperformance.  The  credit  risk associated  with  these  instruments is limited  to  the  amounts reflected in the Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  and options contracts are marked to market  on  a  daily

basis,  with variations in value settled on a daily basis.   DWR,

as  the  futures commission merchant for all of the Partnership's

exchange-traded  futures  and  options  contracts,  is   required

pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC") to segregate from its own assets and for  the sole  benefit of its commodity customers all funds  held  by  DWR with  respect  to  exchange-traded futures and options  contracts including an amount equal to the net unrealized gain on all  open

futures   contracts,   which  funds  totaled   $160,446,687   and

$109,262,851  at  September  30,  1997  and  December  31,  1996,

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

Carr,  the  sole counterparty on all such contracts, to  perform.

Carr's parent,

               DEAN WITTER SPECTRUM TECHNICAL L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




Credit  Agricole Indosuez, has guaranteed Carr's  obligations  to the Partnership.



For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:



                                           September   30,   1997
Assets         Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures               204,232,000        176,112,000
  Options on Financial Futures      8,716,000            451,000
  Commodity Futures                52,332,000         57,085,000
  Options on Commodity Futures      2,672,000                 -
  Foreign Futures                 205,837,000        124,883,000
  Options on Foreign Futures        4,902,000                  -
Off-Exchange-Traded Forward
 Currency Contracts                64,704,000         79,811,000


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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and Carr hold such assets in either designated depositories or in securities approved by the CFTC for investment of customer funds.

The  Partnership's assets held by DWR and Carr  may  be  used  as

margin   solely  for  the  Partnership's  trading.    Since   the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits". Pursuant to such regulations during  a single trading day no trades may be executed at prices beyond the daily  limit.  If the price of a particular futures interest  has increased  or decreased by an amount equal to the "daily  limit",

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions. However, since the commencement of trading  by  the Partnership, there has never been  a  time  when illiquidity  has affected a material portion of the Partnership's assets.



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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the Partnership's total trading  revenues  including interest  income  were  $11,256,389.

During the third quarter, the Partnership posted an increase in

Net  Asset  Value  per  Unit.  The most  significant  gains  were

recorded  in  global  interest  rate  futures  during  July   and

September  as  long  positions in Australian, Japanese  and  most

European  interest  rate futures profited from  an  upward  price

trend.   In global stock index futures, gains were recorded  from

long positions in European and U.S. stock index futures as prices in  these  markets  also  increased during  July  and  September.

Additional  gains were recorded from short Nikkei  Index  futures positions  as Japanese equity prices declined during  August  and

September.  These gains were partially offset by losses  recorded

from   trendless   price   movement  in  soft   commodities   and

agricultural  futures  throughout  a  majority  of  the  quarter.

Smaller   losses  experienced  in  currencies  as  a  result   of

inconsistent movement in the value of the British pound  relative to  the  U.S. dollar also offset a portion of overall Partnership

gains  for  the  quarter.   Total expenses for the  quarter  were

$4,569,428 resulting in net income of $6,686,961.  The  value  of an  individual Unit in the Partnership increased from  $13.18  at

June 30, 1997 to $13.80 at September 30, 1997.



For  the  nine months ended September 30, 1997, the Partnership's

total   trading   revenues   including   interest   income   were

$14,291,652.  During  the  first nine months  of  the  year,  the

Partnership posted an increase in Net Asset Value per Unit.   The

most significant gains were recorded in financial futures as long positions  in  global  interest  rate  and  stock  index  futures profited  from  an upward price move during July  and  September.

Additional gains
were recorded in metals from short gold futures positions as gold

prices  declined during January, April, June and  July.   Smaller

profits  were  recorded in soft commodities as long positions  in coffee  futures  profited  from  a  strong  upward  trend  during

February,  April and May.  These gains were partially  offset  by losses  experienced in energy futures as oil prices  moved  in  a choppy pattern throughout a majority of the first nine months  of

the  year.   Smaller losses recorded from trendless  movement  in

agricultural futures prices during the third quarter, as well  as in  the  value  of the British pound throughout  the  year,  also offset a portion of the Partnership's overall gains for the first three  quarters  of  1997.  Total expenses for  the  period  were

$12,776,346 resulting in net income of $1,515,306.  The value  of an  individual Unit in the Partnership increased from  $13.61  at

December 31, 1996 to $13.80 at September 30, 1997.



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

Japanese  bond futures positions as global interest rate  futures prices moved steadily between July and September. Gains were also recorded in metals as a downward move in gold and aluminum futures  prices  during  September  resulted  in  gains  for  the

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


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Dean  Witter Spectrum Strategic L.P. ("Spectrum Strategic"); Dean

Witter  Spectrum Technical L.P. ("Spectrum Technical"); and  Dean

Witter   Spectrum   Balanced  L.P.  ("Spectrum   Balanced"   and,

collectively with Spectrum Strategic and Spectrum Technical,  the

"Partnerships")  collectively  registered  10,000,000  Units   of

Limited Partnership Interest ("Units") pursuant to a Registration

Statement  on  Form S-1, which became effective on September  15,

1994  (the  "Registration Statement") (SEC File Number 33-80146).

While  such  Units were not allocated among the  Partnerships  at that  time,  they  were  subsequently allocated  for  convenience

purposes  as  follows:   Spectrum Strategic  4,000,000,  Spectrum

Technical   4,000,000  and  Spectrum  Balanced  2,000,000.    The

Partnerships  registered an additional 20,000,000 Units  pursuant to  a  new  Registration  Statement on  Form  S-1,  which  became effective  on January 31, 1996 (SEC File Number 333-00494);  such units were allocated among the Partnerships as follows:  Spectrum

Strategic  6,000,000, Spectrum Technical 9,000,000  and  Spectrum

Balanced

5,000,000.   The Partnerships registered an additional  8,500,000

Units  pursuant to another Registration Statement  on  Form  S-1,

which  become effective on April 30, 1996 (SEC File  Number  333-

3222);  such  Units  were  allocated among  the  Partnerships  as

follows:    Spectrum  Strategic  2,500,000,  Spectrum   Technical

5,000,000   and  Spectrum  Balanced  1,000,000.    The   managing

underwriter for the Partnerships is DWR.



The  "Initial Offering" by the Partnerships, when Units were sold for  $10  each,  commenced on September 15, 1994  and  closed  on

November  2,  1994;  a  "Continuing Offering"  began  thereafter,

during  which Units are being sold at monthly closings as of  the last  day of each month at a price equal to 100% of the Net Asset

Value of a Unit as of the date of such monthly closing.



Through  September  30,  1997, 13,164,792.023  Units  were  sold,

leaving  4,835,207.977 Units unsold as of October 1,  1997.   The

aggregate offering amount registered was $201,920,000, based upon the  offering  prices  of $10 per Unit for  the  4,000,000  Units registered  on  September  15, 1994;  $11.73  per  Unit  for  the

9,000,000  Units registered on January 31, 1996; and  $11.27  per

Unit  for the 5,000,000 Units registered on April 30, 1996.   The

aggregate price of the Units sold through September 30,  1997  is

$159,155,163.

Since  DWR  has  paid all expenses of the Initial and  Continuing

Offerings, and no other expenses are chargeable against proceeds,

100%  of  the proceeds of the offering have been applied  to  the working capital of the Partnership for use in accordance with the

"Use  of Proceeds" section of the Prospectus included as part  of each Registration Statement.



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.


          (B)  Reports on Form 8-K - None.

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




                                Dean  Witter  Spectrum  Technical
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November   12,  1997               By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.