Form 10-Q/A
period 1997-09-30
WITTER DEAN SPECTRUM TECHNICAL LP
filed 1997-12-04
CIK 925306

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

Item 1. Legal Proceedings..............................19-20

Item 2. Changes in Securities and Use of Proceeds......20-22

Item 5. Other Information.................................22

Item 6. Exhibits and Reports on Form 8-K..................23







              DEAN WITTER SPECTRUM TECHNICAL L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                   September 30,   December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                     153,703,713   106,460,248
 Net unrealized gain on open contracts      7,259,777     2,533,889
 Net option premiums                          141,680       328,955

 Total Trading Equity                     161,105,170   109,323,092

Subscriptions receivable                    5,430,238     5,117,123
Interest receivable (DWR)                     538,153       381,841

 Total Assets                             167,073,561   114,822,056

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                        1,136,658       683,809
 Accrued brokerage commissions (DWR)        1,002,196       776,253
 Accrued management fees                      524,024       376,365

 Total Liabilities                          2,662,878     1,836,427


Partners' Capital

 Limited Partners (11,792,717.453 and
  8,216,910.942 Units, respectively)       162,752,617  111,852,280
 General Partner (120,140.026 and
  83,258.292 Units respectively)             1,658,066    1,133,349

 Total Partners' Capital                   164,410,683  112,985,629

 Total Liabilities and Partners' Capital   167,073,561  114,822,056


NET ASSET VALUE PER UNIT                         13.80        13.61


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



              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit:
       Realized                    5,346,080    2,546,653
Net change in unrealized           4,725,888    5,073,137

      Total Trading Results       10,071,968    7,619,790

 Interest Income (DWR)             4,219,684    2,221,223

      Total Revenues              14,291,652    9,841,013


EXPENSES

 Brokerage commissions (DWR)       8,396,911   4,891,258
 Management fees                  4,148,649    2,252,425
 Incentive fees                      230,786      12,659

      Total Expenses              12,776,346   7,156,342

NET INCOME                         1,515,306    2,684,671


NET INCOME (LOSS ) ALLOCATION

 Limited Partners                 1,500,589     2,656,548
 General Partner                     14,717        28,123


NET INCOME PER UNIT

 Limited Partners                      .19            .39
 General Partner                       .19            .39


        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM TECHNICAL L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1995  5,157,457.408  $58,726,495   $599,884   $59,326,379

Offering of Units   2,814,749.534   32,381,339    295,000    32,676,339

Net Income                      -    2,656,548     28,123     2,684,671

Redemptions         (342,164.957)   (3,976,125)         -    (3,976,125)

Partners' Capital
 September 30, 1996 7,630,041.985  $89,788,257   $923,007   $90,711,264





Partners' Capital
 December 31, 1996  8,300,169.234  $111,852,280  $1,133,349  $112,985,629

Offering of Units   4,275,849.472    58,483,471    510,000     58,993,471

Net Income (Loss)             -       1,500,589     14,717      1,515,306

Redemptions          (663,161.227)   (9,083,723)          -     (9,083,723)

Partners' Capital
 September 30, 1997  11,912,857.479  $162,752,617  $1,658,066  $164,410,683






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