Form 10-Q
period 1998-03-31
WITTER DEAN SPECTRUM TECHNICAL LP
filed 1998-05-15
CIK 925306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-80146

                      DEAN WITTER SPECTRUM TECHNICAL L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3782231
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl. New York, NY         10048
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

                       March 31, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

       Statements   of   Financial  Condition  March   31,   1998
(Unaudited) and December 31, 1997.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1998 and 1997 (Unaudited)....4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)..........6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-15


Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................16-17

Item 2. Changes in Securities and Use of Proceeds......17-19

Item 5. Other Information................................ 19

Item 6. Exhibits and Reports on Form 8-K..................20







                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

              DEAN WITTER SPECTRUM TECHNICAL L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             182,362,264    168,849,922
 Net unrealized gain on open contracts     7,290,028   12,296,712

 Total Trading Equity              189,652,292   181,146,634

Subscriptions receivable            6,740,208      2,965,621
Interest receivable (DWR)              618,978       657,562

 Total Assets                      197,011,478   184,769,817

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 1,808,181     1,009,230
 Accrued brokerage fees (DWR)       1,184,845          1,097,194
 Accrued management fees              619,526        573,696
 Incentive fees payable                 75,399        139,190

 Total Liabilities                  3,687,951       2,819,310


Partners' Capital

 Limited Partners (13,005,690.608 and
  12,308,185.227 Units, respectively) 191,361,258 180,099,271
 General Partner (133,363.801 and
  126,515.511 Units, respectively)    1,962,269     1,851,236

 Total Partners' Capital          193,323,527     181,950,507

 Total Liabilities and Partners' Capital  197,011,478184,769,817


NET ASSET VALUE PER UNIT                14.71             14.63

        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     9,789,927      4,018,527
    Net change in unrealized     (5,006,684)   1,900,962

      Total Trading Results      4,783,243     5,919,489

 Interest Income (DWR)           1,860,527      1,189,432

      Total Revenues             6,643,770      7,108,921

EXPENSES

 Brokerage fees (DWR)            3,507,551      2,505,005
 Management fees                 1,834,013      1,214,548
 Incentive fees                    209,494        230,786

    Total Expenses               5,551,058      3,950,339

NET INCOME                       1,092,712      3,158,582


NET INCOME ALLOCATION

   Limited   Partners                  1,081,679        3,126,767
General Partner                     11,033   31,815

NET INCOME PER UNIT

                         Limited                         Partners
 .08                                         .40
                          General                         Partner
 .08                                         .40



        The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM TECHNICAL L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1996  8,300,169.234          $111,852,280          $1,133,349
$112,985,629

Offering of Units  1,660,884.134           23,125,940            320,000
23,445,940

Net Income             -                   3,126,767             31,815
3,158,582

Redemptions         (142,012.661)            (2,008,928)                     -
(2,008,928)

Partners' Capital,
 March 31, 1997     9,819,040.707          $136,096,059          $1,485,164
$137,581,223




Partners' Capital,
   December 31, 199712,434,700.738         $180,099,271          $1,851,236
$181,950,507

Offering of Units 1,063,073.439            15,407,012            100,000
15,507,012

Net Income          -                      1,081,679             11,033
1,092,712

Redemptions         (358,719.768)              (5,226,704)                 -
(5,226,704)

Partners' Capital,
   March 31, 199813,139,054.409            $191,361,258          $1,962,269
$193,323,527









         The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income                         1,092,712                 3
,158,582
Noncash item included in net income
      Net  change  in  unrealized       5,006,684               (
1,900,962)

(Increase) decrease in operating assets:
    Interest receivable (DWR)        38,584              (49,996)
    Net option premiums               -                  295,211

Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)     87,651              116,418
    Accrued management fees          45,830              56,445
    Incentive fees payable           (63,791)                  -

Net  cash  provided  by  operating  activities    6,207,670     1
,675,698


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering  of  Units                15,507,012                2
3,445,940
   Increase  in  subscriptions  receivable(3,774,587)           (
5,415,061)
   Increase  (decrease)  in  redemptions  payable798,951        (
215,345)
   Redemptions  of  units              (5,226,704)              (
2,008,928)

Net  cash  provided  by  financing  activities   7,304,672      1
5,806,606

Net   increase  in  cash              13,512,342                1
7,482,304

Balance  at  beginning  of  period    168,849,922               1
06,460,248

Balance  at  end  of  period         182,362,264                1
23,942,552



        The accompanying footnotes are an integral part of these financial statements.

               DEAN WITTER SPECTRUM TECHNICAL L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and financial condition of Dean  Witter  Spectrum

Technical L.P. (the "Partnership").  The financial statements and condensed  notes  herein should be read in conjunction  with  the

Partnership's December 31, 1997 Annual Report on Form 10-K.


1. Organization

Dean  Witter  Spectrum  Technical L.P. is a  limited  partnership organized  to  engage  in  the speculative  trading  of  futures,

forward and options contracts on commodities, foreign currencies,

financial   instruments  and  other  commodity  interests.    The

Partnership  is one of the Dean Witter Spectrum Funds,  comprised of  Dean  Witter  Spectrum Balanced L.P.,  Dean  Witter  Spectrum

Strategic  L.P.,  and Dean Witter Spectrum  Technical  L.P.   The

general   partner  for  the  Partnership  is  Demeter  Management

Corporation  ("Demeter"). The non-clearing  commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR"), with an unaffiliated  broker,

Carr  Futures,  Inc. ("Carr"), providing clearing  and  execution services.  Both Demeter and DWR are wholly-owned subsidiaries  of

Morgan  Stanley Dean Witter & Co. ("MSDW"). Demeter has  retained

Campbell & Company, Inc., Chesapeake Capital Corporation and John

W.  Henry & Company, Inc. ("JWH") as the trading advisors for the

Partnership.

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.


3.  Financial Instruments

The Partnership trades futures, options and forward contracts  in

interest   rates,  stock  indices,  commodities  and  currencies.

Futures and forwards represent contracts for delayed delivery  of an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the contracts.  There  are numerous factors which  may  significantly influence the market value of these contracts, including interest rate  volatility.  At March 31, 1998 and December 31,  1997  open contracts were:

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                               Contract or Notional Amount
                            March 31, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     98,912,000        302,165,000
   Commitments to Sell        263,853,000         80,696,000
 Commodity Futures:
   Commitments to Purchase     17,517,000         36,753,000
   Commitments to Sell         70,492,000         84,557,000
 Foreign Futures:
   Commitments to Purchase    597,872,000        283,941,000
   Commitments to Sell        230,319,000        379,781,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    133,760,000        116,349,000
   Commitments to Sell        237,791,000        203,705,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $7,290,028 and

$12,296,712   at   March  31,  1998  and   December   31,   1997,

respectively.



Of  the $7,290,028 net unrealized gain on open contracts at March

31,  1998,  $3,404,716  was  related to  exchange-traded  futures contracts  and $3,885,312 related to off-exchange-traded  forward currency contracts.

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Of  the  $12,296,712  net unrealized gain on  open  contracts  at

December 31, 1997, $11,977,756 related to exchange-traded futures contracts  and  $318,956  related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March  31, 1998 and December 31, 1997, mature through March  1999 and  December  1998,  respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at March 31, 1998  and

December  31,  1997, mature through June 1998,  and  March  1998,

respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  and options contracts are marked to market  on  a  daily

basis,  with variations in value settled on a daily  basis.   DWR

and  Carr,  as the futures commission merchants for  all  of  the

Partnership's exchange-traded futures and options contracts, are

               DEAN WITTER SPECTRUM TECHNICAL L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


required pursuant to regulations of the Commodity Futures Trading

Commission  ("CFTC") to segregate from their own assets  and  for the sole benefit of their commodity customers, all funds held  by

them   with  respect  to  exchange-traded  futures  and   options

contracts including an amount equal to the net unrealized gain on all  open  futures  and options contracts,  which  funds  totaled

$185,766,980 and $180,827,678 at March 31, 1998 and December  31,

1997,  respectively.   With  respect to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the ability of Carr, the sole counterparty on all such contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed Carr's obligations to the Partnership.



For  the quarter ended March 31, 1998 and the year ended December

31,  1997,  the average fair value of financial instruments  held for trading purposes was as follows:

                                           March 31, 1998
                                       Assets         Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                   260,911,000    121,363,000
  Commodity Futures                    29,975,000     75,950,000
  Foreign Futures                     445,487,000    296,120,000
Off-Exchange-Traded Forward
 Currency Contracts                   227,564,000    321,194,000

               DEAN WITTER SPECTRUM TECHNICAL L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




                                         December 31, 1997
                                       Assets       Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                   233,922,000   153,604,000
  Options on Financial Futures          6,705,000       347,000
  Commodity Futures                    58,233,000    60,140,000
  Options on Commodity Futures          2,181,000             -
  Foreign Futures                     205,510,000   168,044,000
  Options on Foreign Futures            4,070,000             -
Off-Exchange-Traded Forward
 Currency Contracts                   103,299,000   111,186,000

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

Partnership's trading.  Since the Partnership's sole  purpose  is to  trade  in commodity futures contracts, forward contracts  and other  commodity  interests, it is expected that the  Partnership will continue to own such liquid assets for margin purposes.



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



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading  revenues  including  interest  income  were  $6,643,770.

During the first quarter, the Partnership recorded a gain in  Net

Asset  Value per Unit.  The most significant gains were  recorded from  long European interest rate futures positions, particularly

German  and  French  interest rate futures, as  prices  in  these markets  trended  higher throughout a majority  of  the  quarter.

Additional profits were recorded from long positions in  European and  U.S. stock index futures as prices in these markets  climbed higher for
the  first  three  months of the year.  In energies,  gains  were recorded  from short crude and heating oil futures  positions  as oil prices declined during January and early February as tensions eased  in  the  Middle East.  Short livestock  futures  positions profited  during February as prices in these markets  also  moved

lower.   These  gains  were partially offset by  losses  recorded

during  January from short positions in gold futures,  as  prices reversed  higher,  and  from long gold futures  positions  during

March  as  gold  prices  subsided.  In  currencies,  losses  were experienced  from  short  positions in the  Japanese  yen  during

January and February as the value of the yen increased versus the

U.S.  dollar  after  weakening  previously.   These  losses  were

partially offset by gains from short Swiss franc and German  mark positions  as  the  value of the U.S. dollar strengthened  versus these  currencies during March.  Total expenses  for  the  period were  $5,551,058, generating net income of $1,092,712.  The value of an individual Unit in the Partnership increased from $14.63 at

December 31, 1997 to $14.71 at March 31, 1998.



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

Gains  were also recorded from long coffee futures positions,  as prices  trended higher and from short positions in  gas  and  oil futures, as prices trended lower in February.  Smaller gains were recorded  from long positions in agricultural futures  as  prices

trended  higher during February and March.   In financial futures

trading,  gains  recorded during January in  global  stock  index futures more than offset losses experienced as a result of short-

term  volatile  price  movement in global interest  rate  futures during  February and March.  A portion of the overall Fund  gains was  offset  by losses recorded in March from short positions  in the  Swiss  franc  and  the German mark as  the  value  of  these currencies increased versus the U.S. dollar, after trending lower previously.  Losses were also recorded during  March  from  short positions  in  the energy markets as oil and gas prices  reversed higher,  thus giving back a portion of February's profits.  Total expenses for the period were $3,950,339, generating net income of

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

Futures  &  Currency  Management Inc.,  MSDW  (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain limited  partnership  commodity pools of  which  Demeter  is  the general partner, and certain trading advisors (including JWH)  to

those  pools.   On  June 16, 1997, the plaintiffs  in  the  above

actions  filed a consolidated amended complaint, alleging,  among other  things,  that  the  defendants  committed  fraud,  deceit,

negligent misrepresentation, various violations of the California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the

various  limited partnership commodity pools.   Similar purported

class  actions were also filed on September 18 and 20,  1996,  in the  Supreme Court of the State of New York, New York County, and

on  November  14,  1996 in the Superior Court  of  the  State  of

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



Through  March  31, 1998, 14,973,894.350 Units were  sold,  leaving

3,026,105.650  Units  unsold as of April 1,  1998.   The  aggregate

offering  amount  registered  was  $201,920,000,  based  upon   the

offering  prices of $10 per Unit for the 4,000,000 Units registered on  September  15,  1994; $11.73 per Unit for the  9,000,000  Units

registered on January 31, 1996; and $11.27 per Unit for the

5,000,000 Units registered on April 30, 1996.  The aggregate  price of the Units sold through March 31, 1998 is $185,101,902.



Since  DWR  has  paid  all expenses of the Initial  and  Continuing

Offerings,  and no other expenses are chargeable against  proceeds,

100%  of  the  proceeds of the offering have been  applied  to  the working  capital of the Partnership for use in accordance with  the

"Use  of  Proceeds" section of the Prospectus included as  part  of each Registration Statement.



Item 5.  OTHER INFORMATION

On  March  12,  1998,  the Spectrum funds  filed  a  registration statement with the Securities and Exchange Commission registering

5,000,000  additional Units for sale (Registration No. 333-47831)

and  to make certain changes.  These changes include, among other things,  a  reduction in the brokerage fees payable to  DWR  from

7.65% to 7.25% annually of the Partnership's Net Assets.

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




                                Dean  Witter  Spectrum  Technical
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   11,   1998                    By:   /s/  Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.