Form 10-Q
period 1998-06-30
WITTER DEAN SPECTRUM TECHNICAL LP
filed 1998-08-14
CIK 925306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-26338

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No

              DEAN WITTER SPECTRUM TECHNICAL L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       June 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 1998 (Unaudited) and December 31, 1997.......2

     Statements of Operations for the Quarters Ended
     June 30, 1998 and 1997 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 1998 and 1997
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................19

Item 2. Changes in Securities and Use of Proceeds......19-20

Item 6. Exhibits and Reports on Form 8-K..................21







                 PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

              DEAN WITTER SPECTRUM TECHNICAL L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                            204,336,096     168,849,922
  Net  unrealized  gain  (loss) on open contracts(2,046,641)12,29
6,712
 Net option premiums                 119,830             -

 Total Trading Equity            202,409,285     181,146,634

Subscriptions receivable           6,746,153       2,965,621
Interest receivable (DWR)            721,597         657,562

 Total Assets                    209,877,035     184,769,817


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               2,144,533       1,009,230
 Accrued brokerage fees (DWR)      1,230,013         1,097,194
 Accrued management fees             678,573         573,696
 Incentive fees payable             -                 139,190

 Total Liabilities                 4,053,119        2,819,310


Partners' Capital

 Limited Partners (14,219,993.016 and
          12,308,185.227  Units, respectively)  203,717,654   180
,099,271
 General Partner (147,022.130 and
      126,515.511  Units, respectively)      2,106,262       1,85
1,236

 Total Partners' Capital         205,823,916      181,950,507

  Total  Liabilities and Partners' Capital    209,877,035   184,7
69,817


NET ASSET VALUE PER UNIT               14.33               14.63

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     8,030,269   (5,659,545)
    Net change in unrealized     (9,336,669)      171,639

      Total Trading Results     (1,306,400)  (5,487,906)

 Interest Income (DWR)           1,981,985    1,414,248

      Total Revenues               675,585   (4,073,658)

EXPENSES

 Brokerage fees (DWR)            3,688,694   2,866,677
 Management fees                 1,964,210   1,389,902

    Total Expenses               5,652,904    4,256,579

NET LOSS                         (4,977,319) (8,330,237)


NET LOSS ALLOCATION

                         Limited                         Partners
(4,926,312)                (8,242,176)
                          General                         Partner
(51,007)                     (88,061)

NET LOSS PER UNIT

                         Limited                         Partners
(.38)                         (.83)
                          General                         Partner
(.38)                         (.83)





          The accompanying notes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    17,820,196   (1,641,018)
    Net change in unrealized    (14,343,353)    2,072,601

      Total Trading Results      3,476,843     431,583

 Interest Income (DWR)           3,842,512   2,603,680

      Total Revenues             7,319,355   3,035,263

EXPENSES

 Brokerage fees (DWR)            7,196,245   5,371,682
 Management fees                 3,798,223   2,604,450
 Incentive fees                    209,494       230,786

    Total Expenses              11,203,962    8,206,918

NET LOSS                         (3,884,607) (5,171,655)

NET LOSS ALLOCATION

        Limited        Partners                       (3,844,633)
(5,115,409)
                          General                         Partner
(39,974)                      (56,246)

NET LOSS PER UNIT

                         Limited                         Partners
(.30)                            (.43)
                          General                         Partner
(.30)                            (.43)






          The accompanying notes are an integral part of these financial statements.

              DEAN  WITTER SPECTRUM TECHNICAL L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital
 December 31, 1996  8,300,169.234          $111,852,280          $1,133,349
$112,985,629

Continuous Offering 3,045,204.151          41,439,840            410,000
41,849,840
Net Loss             -                     (5,115,409)           (56,246)
(5,171,655)

Redemptions         (425,748.986)          (5,760,763)                  -
(5,760,763)

Partners' Capital
 June 30, 1997    10,919,624.399           $142,415,948          $1,487,103
$143,903,051




Partners' Capital
 December 31, 1997 12,434,700.738          $180,099,271          $1,851,236
$181,950,507

Continuous Offering 2,668,929.357          38,097,664            295,000
38,392,664
Net Loss             -                     (3,844,633)           (39,974)
(3,884,607)

Redemptions         (736,614.949)            (10,634,648)                    -
(10,634,648)

Partners' Capital
 June 30, 1998   14,367,015.146            $203,717,654          $2,106,262
$205,823,916






           The accompanying notes are an integral part of these financial statements.



              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                          (3,884,607)
(5,171,655)
Noncash item included in net loss:
      Net  change  in  unrealized      14,343,353               (
2,072,601)

(Increase) decrease in operating assets:
    Net option premiums             (119,830)            240,862
      Interest  receivable  (DWR)         (64,035)              (
102,782)

Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)    132,819              185,405
          Accrued      management      fees               104,877
89,893
         Incentive      fee      payable                (139,190)
-

Net  cash  provided by (used for) operating activities 10,373,387
(6,830,878)


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in subscriptions receivable   (3,780,532)      (51,603)
   Continuous   offering              38,392,664                4
1,849,840
   Increase  in  redemptions  payable   1,135,303               1
,387,286
   Redemptions  of  units             (10,634,648)              (
5,760,763)

Net  cash  provided  by  financing  activities    25,112,787    3
7,424,760


Net   increase  in  cash              35,486,174                3
0,593,882

Balance  at  beginning  of  period   168,849,922                1
06,460,248

Balance  at  end  of  period         204,336,096                1
37,054,130




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

Partnership's December 31, 1997 Annual Report on Form 10-K.


1. Organization

Dean  Witter  Spectrum  Technical L.P. is a  limited  partnership organized  to  engage  in  the speculative  trading  of  futures,

forward and options contracts on commodities, foreign currencies,

financial    instruments    and   other    commodity    interests

(collectively, "futures interests").    The Partnership is one of

the  Dean  Witter  Spectrum Series of  Funds,  comprised  of  the

Partnership,  Dean  Witter Spectrum Global  Balanced  L.P.,  Dean

Witter  Spectrum  Strategic L.P. and Dean Witter Spectrum  Select

L.P.   The  general  partner  is Demeter  Management  Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds  Inc.  ("DWR"), with an unaffiliated clearing  commodity broker,  Carr  Futures  Inc.  ("Carr"),  providing  clearing  and

execution   services.  Both  Demeter  and  DWR  are  wholly-owned

subsidiaries  of  Morgan  Stanley Dean  Witter  &  Co.  ("MSDW").

Demeter has retained Campbell & Company, Inc., Chesapeake Capital

Corporation ("Chesapeake") and John W. Henry & Company,  Inc.  as

the trading advisors for the Partnership.

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




2.  Summary of Significant Accounting Policies

Effective  June 1, 1998, brokerage fees were reduced to  1/12  of

7.25%  of  Net  Assets as of the first day  of  the  month.   The

Partnership pays an incentive fee of 19% of the "Trading Profits"

(as  defined  in the Limited Partnership Agreement),  experienced with respect to the Net Assets allocated to Chesapeake as of  the end of each calendar month.



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

Futures,  options  and forwards represent contracts  for  delayed

delivery  of  an instrument at a specified date and price.   Risk

arises  from  changes  in the value of these  contracts  and  the potential inability of counterparties to perform under the  terms of the contracts.  There are numerous factors which may

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1998  and

December 31, 1997 open contracts were:


                               Contract or Notional Amount
                            June 30, 1998    December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase    442,178,000        302,165,000
   Commitments to Sell         69,035,000         80,696,000
 Commodity Futures:
   Commitments to Purchase     18,768,000         36,753,000
   Commitments to Sell        118,166,000         84,557,000
   Options Written              3,502,000             -
 Foreign Futures:
   Commitments to Purchase    754,508,000        283,941,000
   Commitments to Sell        861,468,000        379,781,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    325,067,000        116,349,000
   Commitments to Sell        501,642,000        203,705,000

A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The net unrealized gain (loss) on open contracts are reported  as a  component of "Equity in Commodity futures trading accounts" on the  Statements  of Financial Condition and totaled  $(2,046,641)

and   $12,296,712  at  June  30,  1998  and  December  31,  1997,

respectively.

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Of the $(2,046,641) net unrealized loss on open contracts at June

30,  1998, $2,469,415 was related to exchange-traded futures  and options contracts and $(4,516,056) related to off-exchange-traded forward currency contracts.



Of  the  $12,296,712  net unrealized gain on  open  contracts  at

December 31, 1997, $11,977,756 related to exchange-traded futures contracts  and  $318,956  related to off-exchange-traded  forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1998  and  December 31, 1997, mature through June  1999  and

December  31,  1998,  respectively.  Off-exchange-traded  forward currency  contracts held by the Partnership at June 30, 1998  and

December 31, 1997, mature through September 1998 and March  1998,

respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.


The Partnership also has credit risk because DWR and Carr act as

               DEAN WITTER SPECTRUM TECHNICAL L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures and futures styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily

basis.   Each  of DWR and Carr, as a futures commission  merchant

for  the Partnership's exchange-traded futures and futures styled options  contracts, is required, pursuant to regulations  of  the

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets  and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures styled options contracts, including an amount equal  to  the net unrealized gain (loss) on all open  contracts,

which   funds,   in  the  aggregate,  totaled  $206,805,511   and

$180,827,678   at   June  30,  1998  and   December   31,   1997,

respectively.  With  respect  to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount  equal  to the net unrealized gain (loss) on open  forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the ability of Carr, the sole counterparty on all such contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed  to  the Partnership, payment of the  net  liquidating value of the transactions in the Partnership's account with  Carr

(including foreign currency contracts).

               DEAN WITTER SPECTRUM TECHNICAL L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)



For  the  six  months  ended June 30, 1998  and  the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:


                                             June 30, 1998
                                       Assets         Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                  226,342,000      159,323,000
  Commodity Futures                   25,230,000       83,328,000
  Options on Commodity Futures           500,000            -
  Foreign Futures                    512,875,000      351,858,000
Off-Exchange-Traded Forward
 Currency Contracts                  286,080,000      382,895,000


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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.  If  the price of a futures contract for  a  particular commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.



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



Capital  Resources. The Partnership does not have,  nor  does  it expect  to have, any capital assets.  Redemptions, exchanges  and sales of additional Units of limited Partnership interest in  the future  will affect the amount of funds available for  investment in  futures interests in subsequent periods.  Since they  are  at the  discretion  of the Limited Partners, it is not  possible  to

estimate  the  amount,  and  therefore,  the  impact  of   future

redemptions, exchanges or sales of additional Units.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total trading revenues including  interest income of $675,585 and

after  expenses posted a loss in Net Asset Value per  Unit.   The

most  significant net trading losses were recorded  in  financial futures from long positions in Australian government bond futures as  prices reversed lower in April and again in early June  after moving  higher  previously.  Smaller losses were  recorded  as  a result  of  short-term  price volatility in  U.S.  interest  rate futures during April and in British interest rate futures  during

May.   A  portion of these losses was offset by gains  from  long positions in Japanese government bond futures during May, as prices moved higher in reaction to declining interest rate yields in  Japan,  and  in  German stock index  futures  throughout  the quarter.  In metals, losses were recorded from long positions  in gold futures during April and May as gold prices declined.  These losses  coupled  with smaller losses recorded  from  long  copper futures  positions during May more than offset  profits  recorded from  short  aluminum futures positions throughout  the  quarter.

Smaller losses were recorded in agricultural futures during  June from short positions in soybean, corn and soybean meal futures as prices reversed higher following a profitable downward price move during  April  and  May.  A portion of the Partnership's  overall losses  for  the  quarter was offset by gains from  short  coffee futures  positions as coffee prices moved lower during April  and

June.  Smaller gains were recorded in soft commodities from short sugar futures positions as sugar prices declined during April and

May.  In the energy markets, profits recorded during May and June from  short  crude oil futures positions helped to  mitigate  the

Partnership's  overall  losses for the quarter.   In  currencies,

gains  recorded from short positions in the Japanese  yen,  South

African  rand  and  Australian dollar,  as  the  value  of  these currencies  trended significantly lower versus  the  U.S.  dollar during  a  majority  of  the quarter,  more  than  offset  losses experienced  from  short-term volatility in most  major  European currencies.  Total expenses for the three months ended  June  30,

1998 were $5,652,904, resulting in a net loss of $4,977,319.  The value  of  an  individual Unit in the Partnership decreased  from

$14.71 at March 31, 1998 to $14.33 at June 30, 1998.

For  the six months ended June 30, 1998, the Partnership recorded total  trading  revenues including interest income of  $7,319,355 and after expenses posted a decrease in Net Asset Value per Unit.

The  most significant net trading losses were experienced in  the metals  markets from long gold futures positions as  gold  prices moved lower during March, April and May.  Additional losses  were recorded  during  January from short gold  futures  positions  as prices  moved  higher.  Smaller losses were  recorded  from  long copper  futures  positions during May as prices  in  this  market

moved  lower.   In  currencies,  losses  were  experienced   from

transactions  involving  the British pound  as  its  value  moved

without  consistent  direction  for  a  majority  of  the   year,

particularly during May and June.  Smaller currency  losses  were recorded from transactions involving the German mark as its value also  moved  in a short-term volatile pattern relative  to  other world  currencies during the second quarter.  These  losses  were partially  offset  by  gains from short  crude  and  heating  oil futures positions as oil prices declined during January and early

February  as  tensions  eased in the Middle  East.   These  short

positions  were  also profitable during May and  June  as  prices continued  to  move lower following a brief spike  higher  during late  March  and early April.  Additional gains were recorded  in financial  futures from long positions in German and French  bond and stock index futures as prices in these markets trended higher

during  a  majority of the first six months of the  year.   Gains

recorded  in  soft commodities during April and June  from  short coffee  futures positions also helped to offset a portion of  the overall Partnership losses for the first half of the year.  Total expenses for the six months ended June 30, 1998
were  $11,203,962,  resulting in a net loss of  $3,884,607.   The

value  of  an  individual Unit in the Partnership decreased  from

$14.63 at December 31, 1997 to $14.33 at June 30, 1998.



For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the Partnership  recorded total  trading  losses net of interest income of  $4,073,658  and

posted  a  decrease  in Net Asset Value per  Unit.   Losses  were

recorded  in  the  currency markets during May from  transactions involving  the Japanese yen as its value moved without consistent

direction.    Additional  currency  losses  were  recorded   from

transactions involving the Swiss franc as its value  moved  in  a choppy  pattern during June.  In the energy markets, losses  were recorded  as  oil  and gas prices moved in a short-term  volatile pattern  during  the  quarter.  Additional losses  were  recorded during  April from short U.S. interest rate futures positions  as

U.S.  bond  prices  moved higher, and from trading  Japanese  and

European  bond  futures as prices in these  markets  moved  in  a choppy  pattern.  A portion of these losses was offset  by  gains recorded from long positions in Australian bond and global  stock index  futures  as prices in these markets trended higher  during

May  and  June.  A portion of overall losses for the quarter  was offset  by  gains recorded from short gold futures  positions  as prices  moved  sharply lower during June.  In  soft  commodities,

gains  were recorded from long coffee futures positions as coffee prices  trended higher during April and May.  Total expenses  for the  three  months ended June 30, 1997 were $4,256,579, resulting in a
net  loss of $8,330,237.  The value of an individual Unit in  the

Partnership decreased from $14.01 at March 31, 1997 to $13.18  at

June 30, 1997.



For  the six months ended June 30, 1997, the Partnership recorded total  trading  revenues including interest income of  $3,035,263 and after expenses posted a decrease in Net Asset Value per Unit.

Net trading losses were recorded in energy futures as oil and gas prices  moved  in a choppy pattern throughout a majority  of  the first  six  months of the year.  Additional losses were  recorded from  trendless  price movement in global interest  rate  futures during February, March and April.  A portion of these losses  was offset  by  gains  recorded from long positions in  global  stock index and Australian bond futures as prices in these market moved higher during May and June.  Gains were recorded from long coffee futures  positions  as  prices moved in an  upward  trend  during

February,  April  and May.  In metals, gains were  recorded  from short  positions  in  gold  futures  as  prices  declined  during

January,  April  and  June.   In  currency  trading,  gains  were

recorded from short positions in the German mark and Japanese yen as  the  value of the U.S. dollar strengthened relative to  these

currencies  during January, February and April.   Total  expenses

for the six months ended June 30, 1997 were $8,206,918, resulting in  a net loss of $5,171,655.  The value of an individual Unit in the  Partnership decreased from $13.61 at December  31,  1996  to

$13.18 at June 30, 1997.

                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Previously filed.  See Form 10-Q for the quarter ended March  31,

1998.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The  Partnership,  Dean Witter Spectrum Strategic  L.P.  ("Spectrum

Strategic")   and  Dean  Witter  Spectrum  Global   Balanced   L.P.

("Spectrum   Global  Balanced"  and,  collectively  with   Spectrum

Strategic  and the Partnership, the "Spectrum Series") collectively

registered   10,000,000  Units  of  Limited  Partnership   Interest

("Units")  pursuant to a Registration Statement on Form S-1,  which became  effective on September 15, 1994 (SEC File Number 33-80146).

While  such Units were not allocated among the Spectrum  Series  at

that   time,  they  were  subsequently  allocated  for  convenience purposes  as follows: Spectrum Strategic 4,000,000, the Partnership

4,000,000  and  Spectrum  Global Balanced 2,000,000.  The  Spectrum

Series  collectively  registered  an  additional  20,000,000  Units pursuant to a new Registration Statement on Form S-1, which  became effective  on  January 31, 1996 (SEC File Number  333-00494);  such

units   were  allocated  among  the  Spectrum  Series  as  follows:

Spectrum   Strategic  6,000,000,  the  Partnership  9,000,000   and

Spectrum  Global Balanced 5,000,000. The Spectrum Series registered an  additional  8,500,000  Units pursuant to  another  Registration

Statement  on  Form S-1, which became effective on April  30,  1996

(SEC  File  Number 333-3222); such Units were allocated  among  the

Spectrum  Series  as  follows:  Spectrum Strategic  2,500,000,  the

Partnership 5,000,000 and Spectrum Global Balanced 1,000,000.   The

Partnership registered an additional 5,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective

on  May  11,  1998  (SEC  File  Number  333-47831).   The  managing

underwriter for the Spectrum Series is DWR.



Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the Net Asset Value of a Unit  as of the date of such monthly closing.



Through  June  30,  1998, 16,566,091.939 Units were  sold,  leaving

6,433,908.061  Units  unsold as of July  1,  1998.   The  aggregate

offering amount registered was $274,570,000 based upon the offering price  of  $10  per  Unit  for the 4,000,000  Units  registered  on

September  15,  1994;  $11.73  per Unit  for  the  9,000,000  Units

registered  on January 31, 1996; $11.27 per Unit for the  5,000,000

Units  registered on April 30, 1996; and $14.53 per  Unit  for  the

5,000,000 Units registered on May 11, 1998.  The aggregate price of the Units sold through June 30, 1998 is $207,791,679.



Since  DWR  has  paid  all expenses of the Initial  and  Continuing

Offerings,  and no other expenses are chargeable against  proceeds,

100%  of  the  proceeds of the offering have been  applied  to  the working  capital of the Partnership for use in accordance with  the

"Use  of  Proceeds" section of the Prospectus included as  part  of each Registration Statement.

Item 6.   Exhibits and Reports on Form 8-K

               Reports on Form 8-K. - No such reports have been filed for the quarter ended June 30, 1998.

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




                                Dean  Witter  Spectrum  Technical
LP (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August 13, 1998                By:  /s/ Lewis A. Raibley, III
                                        Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.