Form 10-Q
period 1998-09-30
WITTER DEAN SPECTRUM TECHNICAL LP
filed 1998-11-16
CIK 925306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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

                     September 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 1998 (Unaudited) and December 31, 1997.......2

     Statements of Operations for the Quarters Ended
     September 30, 1998 and 1997 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 1998 and 1997
     (Unaudited)................................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)...............7-
     12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......13-21

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................22

Item 2. Changes in Securities and Use of Proceeds...........22-23

Item 6. Exhibits and Reports on Form 8-K.......................23






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DEAN WITTER SPECTRUM TECHNICAL L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                              206,394,071  168,849,922
  Net  unrealized  gain on open contracts    38,717,919      12,2
96,712

 Total Trading Equity              245,111,990  181,146,634

Subscriptions receivable            5,199,391     2,965,621
Interest receivable (DWR)              731,914      657,562

 Total Assets                      251,043,295  184,769,817

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                1,615,504       1,009,230
 Accrued brokerage fees (DWR)       1,406,937       1,097,194
 Accrued management fees               776,241      573,696
 Incentive fees payable               746,222       139,190

 Total Liabilities                  4,544,904     2,819,310


Partners' Capital

 Limited Partners (14,943,469.879 and
   12,308,185.227 Units, respectively) 244,001,087 180,099,271
 General Partner (152,943.553 and
  126,515.511 Units, respectively)     2,497,304     1,851,236

 Total Partners' Capital          246,498,391   181,950,507

 Total Liabilities and Partners' Capital  251,043,295 184,769,817


NET ASSET VALUE PER UNIT                16.33             14.63

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (4,813,089)    6,987,098
    Net change in unrealized    40,764,560     2,653,287

      Total Trading Results     35,951,471     9,640,385

 Interest Income (DWR)           2,165,631     1,616,004

      Total Revenues            38,117,102     11,256,389

EXPENSES

 Brokerage fees (DWR)            3,910,830     3,025,230
 Incentive fees                  2,443,972        -
 Management fees                 2,157,699      1,544,198

    Total Expenses               8,512,501      4,569,428

NET INCOME                      29,604,601      6,686,961


NET INCOME ALLOCATION

     Limited     Partners                              29,303,559
6,646,000
                          General                         Partner
301,042
40,961

NET INCOME PER UNIT

       Limited      Partners                                 2.00
 .62
                          General                         Partner
2.00                                        .62





          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
       Realized                        13,007,107       5,346,080
Net change in unrealized         26,421,207    4,725,888

      Total Trading Results      39,428,314   10,071,968

 Interest Income (DWR)             6,008,143   4,219,684

      Total Revenues              45,436,457  14,291,652


EXPENSES

 Brokerage fees (DWR)             11,107,075   8,396,911
 Management fees                   5,955,922   4,148,649
 Incentive fees                    2,653,466       230,786

      Total Expenses              19,716,463  12,776,346

NET INCOME                        25,719,994    1,515,306


NET INCOME ALLOCATION

 Limited Partners                 25,458,926   1,500,589
 General Partner                     261,068      14,717


NET INCOME PER UNIT

 Limited Partners                       1.70         .19
 General Partner                        1.70         .19


          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM TECHNICAL L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1996   8,300,169.234         $111,852,280          $1,133,349
$112,985,629

Offering of Units  4,275,849.472           58,483,471            510,000
58,993,471

Net Income           -                     1,500,589             14,717
1,515,306

Redemptions         (663,161.227)            (9,083,723)                  -
(9,083,723)

Partners' Capital
 September 30, 1997  11,912,857.479        $162,752,617           $1,658,066
$164,410,683




Partners' Capital
 December 31, 1997  12,434,700.738         $180,099,271          $1,851,236
$181,950,507

Offering of Units 3,755,829.080            54,600,215            385,000
54,985,215

Net Income              -                  25,458,926            261,068
25,719,994

Redemptions       (1,094,116.386)           (16,157,325)                 -
(16,157,325)

Partners' Capital
 September 30, 1998 15,096,413.432         $244,001,087          $2,497,304
$246,498,391





           The accompanying notes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income                        25,719,994                 1
,515,306
Noncash item included in net income :
      Net  change  in  unrealized      (26,421,207)             (
4,725,888)

(Increase) decrease in operating assets:
      Interest  receivable  (DWR)         (74,352)              (
156,312)
    Net option premiums             -                    187,275

Increase in operating liabilities:
    Accrued brokerage fees (DWR)    309,743              225,943
          Accrued      management      fees               202,545
147,659
          Incentive      fees      payable                607,032
-

Net cash provided by (used for) operating activities      343,755
(2,806,017)


CASH FLOWS FROM FINANCING ACTIVITIES

   Continuous   offering              54,985,215                5
8,993,471
 Increase in redemptions payable    606,274              452,849
   Increase  in  subscriptions  receivable(2,233,770)           (
313,115)
      Redemptions      of      units                 (16,157,325)
(9,083,723)

Net   cash   provided   by   financing  activities     37,200,394
50,049,482


Net   increase  in  cash              37,544,149                4
7,243,465

Balance  at  beginning  of  period   168,849,922                1
06,460,248

Balance  at  end  of  period         206,394,071                1
53,703,713


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

Partnership,  Dean  Witter Spectrum Global  Balanced  L.P.,  Dean

Witter  Spectrum  Strategic L.P. and Dean Witter Spectrum  Select

L.P.   The  general  partner  is Demeter  Management  Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds  Inc.  ("DWR"), an affiliate of Demeter.   The  clearing

commodity   broker  is  Carr  Futures  Inc.  ("Carr"),  providing

clearing and execution services. Both Demeter and DWR are wholly-

owned  subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

Demeter has retained Campbell & Company, Inc., Chesapeake Capital

Corporation  ("Chesapeake") and John W. Henry  &  Company,  Inc.,

(the  "Trading  Advisors"), to be the trading  advisors  for  the

Partnership.

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.  Summary of Significant Accounting Policies

Effective  June 1, 1998, brokerage fees were reduced to  1/12  of

7.25%  of  Net  Assets as of the first day of the month  and  the monthly  incentive  fee  rate with  respect  to  the  Net  Assets allocated  to  Chesapeake was changed  to  19%  of  the  "Trading

Profits" (as defined in the Limited Partnership Agreement).



3.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interest trading accounts to meet margin requirements as  needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury  bill  rates.   Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.


4.  Financial Instruments

The Partnership trades futures, options and forward contracts  in

interest   rates,  stock  indices,  commodities  and  currencies.

Futures,  options  and forwards represent contracts  for  delayed

delivery  of  an instrument at a specified date and price.   Risk

arises  from  changes  in the value of these  contracts  and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1998  and

December 31, 1997 open contracts were:

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




                               Contract or Notional Amount
                          September 30, 1998  December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase    821,969,000        302,165,000
   Commitments to Sell         22,290,000         80,696,000
 Commodity Futures:
   Commitments to Purchase     25,939,000         36,753,000
   Commitments to Sell         82,475,000         84,557,000
 Foreign Futures:
   Commitments to Purchase  1,557,388,000        283,941,000
   Commitments to Sell        120,514,000        379,781,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    516,287,000        116,349,000
   Commitments to Sell        248,607,000        203,705,000



A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gain on open contracts  are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the Statements of Financial Condition and totaled $38,717,919 and

$12,296,712  at  September  30,  1998  and  December  31,   1997,

respectively.

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Of  the  $38,717,919  net unrealized gain on  open  contracts  at

September  30,  1998, $35,215,556 was related to  exchange-traded futures  contracts  and $3,502,363 related to off-exchange-traded forward currency contracts.



Of  the  $12,296,712  net unrealized gain on  open  contracts  at

December 31, 1997, $11,977,756 related to exchange-traded futures contracts  and  $318,956  related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1998  and  December  31,  1997,  mature   through

September 1999 and December 31, 1998, respectively.  Off-exchange-

traded  forward  currency contracts held by  the  Partnership  at

September 30, 1998 and December 31, 1997, mature through December

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

Partnership's Statements of Financial Condition.


The Partnership also has credit risk because DWR and Carr act as

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




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

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets  and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures styled options contracts, including an amount equal  to  the  net unrealized gain on all open contracts,  which funds, in the aggregate, totaled $241,609,627 and $180,827,678 at

September  30,  1998  and December 31, 1997,  respectively.  With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole counterparty  on all such contracts, to perform.  Carr's  parent,

Credit  Agricole  Indosuez,  has guaranteed  to  the  Partnership payment of the net liquidating value of the transactions  in  the

Partnership's  account  with  Carr  (including  foreign  currency contracts).

               DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



For  the nine months ended September 30, 1998 and the year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:


                                          September 30, 1998
                                       Assets         Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                  354,177,000      125,801,000
  Commodity Futures                   21,708,000       93,258,000
  Foreign Futures                    662,496,000      360,427,000
Off-Exchange-Traded Forward
 Currency Contracts                  397,309,000      454,483,000


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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - Assets of the Partnership are deposited with  DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interest trading accounts established for  each  Trading

Advisor  and are used by the Partnership as margin to  engage  in futures  interest trading.  Such assets are held in  either  non-

interest bearing bank accounts or in securities approved  by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is

to   trade  in  futures  interests,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price for a particular future  interest has increased or decreased by an amount equal to the daily limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interests prices have  occasionally

moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.



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



Capital  Resources. The Partnership does not have,  nor  does  it

expect   to   have,  any  capital  assets.   Future  redemptions,

exchanges  and  sales of additional Units of Limited  Partnership

Interest will affect the amount of funds available for investment in  futures interests in subsequent periods.  Since they  are  at the  discretion  of the Limited Partners, it is not  possible  to

estimate  the  amount,  and  therefore,  the  impact  of   future

redemptions, exchanges or sales of additional Units.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total  trading revenues including  interest  income  of

$38,117,102 and posted a gain in Net Asset Value per  Unit.   The

most  significant gains were recorded in financial futures during

August
and  September from long global interest rate futures  positions.

Long U.S. bond futures were especially profitable in September as domestic  bond prices moved higher in anticipation of an interest rate  cut  by  the  Federal  Reserve, the  release  of  President

Clinton's  grand  jury  testimony and on  reports  of  losses  by several  major hedge funds.  Long European, particularly  German,

and  Japanese interest rate futures positions also provided gains as the prices in these markets moved higher in response to global economic  uncertainty.  Additional profits were recorded  in  the agricultural markets throughout the quarter from short  corn  and livestock futures positions as agricultural prices moved lower on continued  reports of abundant supplies and decreasing demand.  A portion  of  the Partnership's overall gains for the quarter  was offset  by losses in the metals markets from short silver futures positions  held during September as precious metals  prices  were pushed  higher by the weakness in the U.S. dollar.  As a  result,

previous  gains  in  this  market resulting  from  a  significant decline in silver prices during August were returned.  Additional losses  were  experienced  in  the currency  markets  from  short

British  pound and Japanese yen positions as the value  of  these

currencies increased versus the U.S. dollar during August.   This

weakness  in  the U.S. dollar was attributed to  fears  over  the

White House scandal, the effect of the Latin American markets  on the  U.S.  economy,  and the direction of  U.S.  interest  rates.

These  currency losses offset gains recorded from trading in  the

Swiss franc throughout the quarter.  Smaller losses were recorded in  the  soft  commodities  markets  from  short  coffee  futures positions as coffee prices reversed sharply higher in late  July.

These losses offset
gains  from short sugar futures positions held during  August  as sugar  prices decreased due to lower demand and growing  supplies

amid  economic  turmoil  in  emerging markets  worldwide.   Total

expenses  for  the  three months ended September  30,  1998  were

$8,512,501, resulting in net income of $29,604,601.  The value of an  individual Unit in the Partnership increased from  $14.33  at

June 30, 1998 to $16.33 at September 30, 1998.


For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$45,436,457 and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded in the financial futures markets from long German bond futures positions as prices trended higher  during a majority of the first nine months,  particularly during  the third quarter.  Other long European and U.S. interest rate  futures  positions contributed additional gains,  primarily during  the  last quarter, as a result of economic and  political instability  worldwide.  The agricultural markets provided  gains from  short  corn futures positions as grain prices  moved  lower

during  a  majority  of the last quarter as supplies  grew.   The

energy  markets recorded year-to-date gains from short crude  oil futures positions as oil prices declined during January and early

February as tensions eased in the Middle East.  A portion of  the

Partnership's  overall gains was offset by losses  in  the  metal markets  from  long gold futures positions as gold  prices  moved lower  during  a  majority  of  the  second  quarter,  adding  to

January's  losses  from short gold futures  positions  as  prices moved  higher  during that month.  Additional  losses  in  metals resulted from
short  silver  futures  positions during  September  as  precious metals prices pushed higher due to the weak U.S. dollar and  long copper  futures  positions during May as prices  in  this  market moved  lower.  The currency markets experienced additional losses primarily  from transactions involving the British pound  as  its value moved without consistent direction during the first half of

the  year.   These losses continued during the third  quarter  as

short  British  pound  positions proved unfavorable  against  the weakening U.S. dollar.  Total expenses for the nine months  ended

September  30, 1998 were $19,716,463, resulting in net income  of

$25,719,994.  The value of an individual Unit in the  Partnership increased from $14.63 at December 31, 1997 to $16.33 at September

30, 1998.



For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter  ended  September  30,  1997,  the  Partnership recorded  total  trading revenues including  interest  income  of

$11,256,389 and posted an increase in Net Asset Value  per  Unit.

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

Smaller   losses  experienced  in  currencies  as  a  result   of

inconsistent movement in the value of the British pound  relative to  the  U.S. dollar also offset a portion of overall Partnership

gains  for  the  quarter.   Total expenses for the  three  months

ended  September 30, 1997 were $4,569,428 resulting in net income

of   $6,686,961.   The  value  of  an  individual  Unit  in   the

Partnership increased from $13.18 at June 30, 1997 to  $13.80  at

September 30, 1997.



For  the  nine  months ended September 30, 1997, the  Partnership recorded  total  trading revenues including  interest  income  of

$14,291,652 and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded in financial futures  as long  positions in global interest rate and stock  index  futures profited  from  an upward price move during July  and  September.

Additional gains were recorded in metals from short gold  futures positions as gold prices declined during January, April, June and

July.  Smaller profits were recorded in soft commodities as  long positions  in coffee futures profited from a strong upward  trend during  February,  April  and May.  These  gains  were  partially offset  by  losses experienced in energy futures  as  oil  prices moved in a choppy pattern throughout a majority of the first nine

months  of  the  year.   Smaller losses recorded  from  trendless

movement in agricultural futures prices during the third quarter,

as well as in the value of the British pound throughout the year,

also offset a portion of the Partnership's overall gains for  the first three quarters of 1997. Total expenses for the nine months ended September 30, 1997 were $12,776,346 resulting in net income

of   $1,515,306.   The  value  of  an  individual  Unit  in   the

Partnership increased from $13.61 at December 31, 1996 to  $13.80 at September 30, 1997.



Year  2000 Problem - Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem."  The Partnership could  be  adversely affected  if computer systems used by it or any third party  with whom  it has a material relationship do not properly process  and calculate date-related information and data concerning  dates  on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided to the Partnership.



MSDW  began its planning in response to the Year 2000 Problem  in

1995  and currently has several hundred employees working on such response.  It has developed its own Year 2000 compliance plan  to deal  with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors   and   Information

Technology  Department.   Demeter is coordinating  with  MSDW  in

taking steps that both believe are reasonably designed to address the  Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.

Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and  clearing organizations through which it trades, Carr, or the

Trading  Advisors - could result in a material financial risk  to

the  Partnership.   Regarding  the futures  exchanges,  all  U.S.

futures  exchanges will be subject to the monitoring of the  CFTC for  their  Year 2000 preparedness and the major foreign  futures exchanges are also expected to be subject to market-wide  testing of  their Year 2000 compliance during 1999.  With respect to Carr and  the  Trading  Advisors, Demeter  intends  to  monitor  their progress throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Advisors.



Finally, MSDW has begun developing various "contingency plans" in the  event  that  the  systems of such third  parties  fail,  and

Demeter  intends  to  consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported   that   its

development of such contingency plans is proceeding on  schedule.

Despite the best efforts of both Demeter and MSDW, however, there can  be  no assurance that the above steps will be sufficient  to avoid  any  adverse  impact  to  the  Partnership,  whether  from failures  in  their own computer systems or those  of  Carr,  the

Trading Advisors or any other third party.



Risks  Associated  with  the Euro - On January  1,  1999,  eleven countries in the European Union intend to establish fixed conversion rates on their existing sovereign currencies and convert to a common single currency (the "euro").  During a three-

year  transition  period, the existing sovereign currencies  will continue  to exist but only as a fixed denomination of the  euro.

Conversion  to  the euro will prevent the Trading  Advisors  from trading  in  certain currencies and thereby limit its ability  to take  advantage  of  potential market  opportunities  that  might otherwise have existed had separate currencies been available  to

trade,  and  could  result  in  losses  with  respect  to   those

positions.

                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Previously filed.  See Form 10-Q for the quarter ended March  31,

1998.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The  Partnership,  Dean Witter Spectrum Strategic  L.P.  ("Spectrum

Strategic")   and  Dean  Witter  Spectrum  Global   Balanced   L.P.

("Spectrum  Global  Balanced") collectively  registered  10,000,000

Units  of  Limited  Partnership Interest ("Units")  pursuant  to  a

Registration  Statement  on  Form S-1, which  became  effective  on

September  15, 1994 (SEC File Number 33-80146).  While  such  Units were  not  allocated  to  the Partnership, Spectrum  Strategic  and

Spectrum  Global  Balanced  at that time,  they  were  subsequently allocated  for convenience purposes as follows: Spectrum  Strategic

4,000,000,  the Partnership 4,000,000 and Spectrum Global  Balanced

2,000,000. The Partnership, Spectrum Strategic and Spectrum  Global

Balanced  collectively  registered an additional  20,000,000  Units pursuant to a new Registration Statement on Form S-1, which  became effective  on  January 31, 1996 (SEC File Number  333-00494);  such

units   were  allocated  among  the  Spectrum  Series  as  follows:

Spectrum   Strategic  6,000,000,  the  Partnership  9,000,000   and

Spectrum  Global  Balanced  5,000,000.  The  Partnership,  Spectrum

Strategic  and Spectrum Global Balanced collectively registered  an

additional   8,500,000  Units  pursuant  to  another   Registration

Statement  on  Form S-1, which became effective on April  30,  1996

(SEC  File  Number  333-3222); such Units  were  allocated  to  the

Partnership,  Spectrum Strategic and Spectrum  Global  Balanced  as

follows: Spectrum Strategic 2,500,000, the Partnership 5,000,000 and Spectrum Global Balanced 1,000,000. The Partnership registered an  additional  5,000,000  Units pursuant to  another  Registration

Statement on Form S-1, which became effective on May 11, 1998  (SEC

File  Number 333-47831).  The managing underwriter for the Spectrum

Series is DWR.



Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the Net Asset Value of a Unit  as of the date of such monthly closing.



Through September 30, 1998, 17,647,070.239 Units were sold, leaving

5,352,929.761 Units unsold as of September 30, 1998.  The aggregate price of the Units sold through September 30, 1998 is $224,294,230.



Since DWR has paid all offering expenses and no other expenses  are chargeable  against proceeds, 100% of the proceeds of the  offering have been applied to the working capital of the Partnership for use in  accordance with the "Use of Proceeds" section of the Prospectus included as part of each Registration Statement.


Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K. - No reports have been filed for the quarter ended September 30, 1998.

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




                                Dean  Witter  Spectrum  Technical
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November 16, 1998              By:  /s/ Lewis A. Raibley, III
                                        Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.