Form 10-Q
period 1999-03-31
MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL LP
filed 1999-05-17
CIK 925306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-26338

        MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
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

Dean Witter Spectrum Technical L.P.
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No


       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       March 31, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

       Statements   of   Financial  Condition  March   31,   1999
(Unaudited) and December 31, 1998.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1999 and 1998 (Unaudited)....4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)..........6-10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..11-17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . .17-29

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................   30

Item 2. Changes in Securities and Use of Proceeds......30-32

Item 6. Exhibits and Reports on Form 8-K..................32









                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                     March 31,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             240,550,643     235,044,325
 Net unrealized gain on open contracts   11,178,151   18,909,268

      Total Trading Equity        251,728,794     253,953,593

Subscriptions receivable            5,191,582       4,002,633
Interest receivable (DWR)             721,074         717,685

      Total Assets                257,641,450     258,673,911

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 2,492,877    1,339,311
 Accrued brokerage fees (DWR)        1,549,645    1,439,151
 Accrued management fees              854,976        794,015

      Total Liabilities              4,897,498    3,572,477


Partners' Capital

 Limited Partners (16,335,152.699 and
  15,660,041.764 Units, respectively) 250,072,155252,455,045
 General Partner (174,526.485 and
  164,158.204 Units, respectively)    2,671,797    2,646,389

 Total Partners' Capital           252,743,952  255,101,434

 Total Liabilities and Partners' Capital  257,641,450 258,673,911


NET ASSET VALUE PER UNIT                 15.31            16.12

          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                          (176,028)     9,789,927
Net change in unrealized         (7,731,117)   (5,006,684)
      Total Trading Results      (7,907,145)  4,783,243
 Interest Income (DWR)           2,094,771      1,860,527
      Total Revenues             (5,812,374)   6,643,770

EXPENSES

   Brokerage   fees   (DWR)              4,585,319      3,507,551
Management    fees                     2,529,832        1,834,013
Incentive fees                    -             209,494
    Total Expenses               7,115,151    5,551,058

NET INCOME (LOSS)               (12,927,525)  1,092,712


NET INCOME (LOSS) ALLOCATION

 Limited     Partners                 (12,792,933)      1,081,679
 General Partner                  (134,592)     11,033

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(.81)                                                         .08
General                                                   Partner
(.81)                                       .08


          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
   December 31, 199712,434,700.738         $180,099,271          $1,851,236
$181,950,507

Offering of Units 1,063,073.439            15,407,012            100,000
15,507,012

Net Income          -                      1,081,679             11,033
1,092,712

Redemptions         (358,719.768)              (5,226,704)                 -
(5,226,704)

Partners' Capital,
   March 31, 199813,139,054.409            $191,361,258          $1,962,269
$193,323,527




Partners' Capital,
   December 31, 199815,824,199.968         $252,455,045          $2,646,389
$255,101,434

Offering of Units 1,064,065.488            16,256,999            160,000
16,416,999
Net Loss             -                     (12,792,933)          (134,592)
(12,927,525)

Redemptions        (378,586.272)              (5,846,956)                  -
(5,846,956)

Partners' Capital,
   March 31, 1999  16,509,679.184            250,072,155            2,671,797
252,743,952






           The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income   (loss)                (12,927,525)              1
,092,712                                                  Noncash
item included in net income (loss):
      Net  change  in  unrealized       7,731,117               5
,006,684
(Increase) decrease in operating assets:
    Interest receivable (DWR)         (3,389)            38,584
Increase (decrease) in operating liabilities:
     Accrued brokerage fees (DWR)    110,494               87,651
Accrued management fees              60,961              45,830
           Incentive       fees        payable                  -
(63,791)

Net cash provided by (used for) operating activities  (5,028,342)
6,207,670

CASH FLOWS FROM FINANCING ACTIVITIES

   Offering  of  Units                16,416,999                1
5,507,012
   Increase  in  subscriptions  receivable(1,188,949)           (
3,774,587)
Increase in redemptions payable   1,153,566              798,951
      Redemptions      of      units                  (5,846,956)
(5,226,704)

Net   cash   provided   by   financing   activities    10,534,660
7,304,672

Net   increase  in  cash               5,506,318                1
3,512,342
Balance      at      beginning     of     period      235,044,325
168,849,922
Balance      at      end     of     period            240,550,643
182,362,264


          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and  financial condition of Morgan  Stanley  Dean

Witter  Spectrum  Technical L.P. (formerly, Dean Witter  Spectrum

Technical  L.P.)  (the "Partnership").  The financial  statements and condensed notes herein should be read in conjunction with the

Partnership's December 31, 1998 Annual Report on Form 10-K.


1. Organization

Morgan  Stanley Dean Witter Spectrum Technical L.P. is a  limited partnership  organized  to engage in the speculative  trading  of futures,  forward  and options contracts on physical  commodities and  other  commodities interests, including foreign  currencies,

financial  instruments,  precious and industrial  metals,  energy products  and  agriculturals (collectively, "futures interests").

The Partnership is one of the Morgan Stanley Dean Witter Spectrum

Series  of  funds, comprised of the Partnership,  Morgan  Stanley

Dean  Witter  Spectrum  Global Balanced  L.P.  ("Spectrum  Global

Balanced"),  Morgan Stanley Dean Witter Spectrum  Strategic  L.P.

("Spectrum  Strategic") and Morgan Stanley Dean  Witter  Spectrum

Select   L.P.    The   general  partner  is  Demeter   Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR"), and an unaffiliated  clearing commodity  broker, Carr Futures Inc. ("Carr"), provides  clearing and execution services.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Both  Demeter  and  DWR are wholly-owned subsidiaries  of  Morgan

Stanley Dean Witter & Co. ("MSDW").



The  trading advisors to the Partnership are Campbell &  Company,

Inc.,  Chesapeake  Capital  Corporation,  and  John  W.  Henry  &

Company, Inc., (collectively, the "Trading Advisors").



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays interest on these funds based on a prevailing  rate  on

U.S. Treasury bills. The Partnership pays brokerage fees to DWR.



3.  Financial Instruments

The Partnership trades futures, forward and options contracts  on physical  commodities and other commodities interests,  including

foreign   currencies,   financial   instruments,   precious   and

industrial  metals,  energy products and agriculturals.   Futures

and  forwards  represent  contracts for delayed  delivery  of  an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate volatility.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the Statements of Financial Condition and totaled $11,178,151 and

$18,909,268   at   March  31,  1999  and   December   31,   1998,

respectively.

Of the $11,178,151 net unrealized gain on open contracts at March

31, 1999, $9,566,810 related to exchange-traded futures contracts and  $1,611,341  related to off-exchange-traded forward  currency contracts.



Of  the  $18,909,268  net unrealized gain on  open  contracts  at

December 31, 1998, $19,606,697 related to exchange-traded futures

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




contracts  and $(697,429) related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1999 and December 31, 1998 mature through March  2000 and  December  1999,  respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at March 31, 1999  and

December  31,  1998  mature through June  1999  and  March  1999,

respectively.



The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's  assets. Exchange-traded futures and futures-styled options  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis. Each  of  DWR  and

Carr,   as  a  futures  commission  merchant  for  all   of   the

Partnership's exchange-traded futures and futures-styled  options contracts, are required, pursuant to regulations of the Commodity

Futures  Trading Commission ("CFTC") to segregate from their  own assets,  and  for the sole benefit of their commodity  customers,

all  funds  held by them with respect to exchange-traded  futures and futures-styled

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




options   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  on all open futures and futures-styled  options contracts,  which  funds, in the aggregate, totaled  $250,117,453 and  $254,651,022  at  March  31, 1999  and  December  31,  1998,

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

Interest  ("Unit(s)") will affect the amount of  funds  available for investment in futures interests in subsequent periods.  Since they  are  at  the  discretion of Limited  Partners,  it  is  not possible  to  estimate the amount and therefore,  the  impact  of future redemptions, exchanges or sales of additional Units.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  losses net of interest income of  $5,812,374  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses  were recorded in the  global  interest  rate

futures   markets  early  in  the  quarter  from  short  Japanese

government  bond  futures positions as prices  surged  higher  in response  to  the Bank of Japan's aggressive easing  of  monetary policy  which brought short-term interest rates down to virtually zero.  Additional losses were experienced later in the quarter
from   newly  established  long  positions  as  prices  retreated following  comments by Bank of Japan Governor Masaru Hayami  that

he  expected interest rates in Japan to rise over time.   In  the

metals  markets, losses were experienced from long silver futures positions  as  prices declined during mid-March  after  Berkshire

Hathaway's annual report failed to provide any new information on the company's silver positions.  In the livestock markets, losses were  recorded during January from short cattle and  hog  futures positions  as  prices  in both markets moved  sharply  higher  on concerns that winter storms would hurt supplies, on reports of an increase in demand and plans for government aid programs to  help

aid   struggling  farmers.   In  soft  commodities,  losses  were

experienced during January from long coffee futures positions  as prices  dropped on fears spurred by the collapse of the Brazilian

real.   In  the global stock index futures markets,  losses  were

recorded  from  long positions in German stock index  futures  as

European equity prices moved lower amid rising global bond yields

and   skepticism  regarding  the  stability  of  emerging  market economies.  These losses were partially offset by gains  recorded in the energy markets during March from long futures positions in crude oil and its refined products, unleaded gas and heating oil,

as  oil  prices  moved  significantly  higher.   The  substantial

recovery in oil prices during March was largely attributed to the news  that  both  OPEC  and  non-OPEC countries  had  reached  an agreement  to  cut  total  output by  approximately  two  million barrels  a  day  beginning April 1st.  In the  currency  markets,

gains  were  recorded during February and March from short  Swiss franc positions as its value weakened versus the U.S. dollar as investors reasoned that the United States is the safest place to invest  during the crisis in Kosovo due to the fact  that  it  is geographically removed from the actual conflict and  possesses  a powerful military force and on lack of economic growth in Europe.

Gains  were also recorded during January and February from  short positions  in  the  euro  as the value  of  the  common  European

currency  fell  versus  the  U.S. dollar.   The  euro's  weakness

against  the  dollar was attributed to fears  that  the  European

Central  Bank  may  cut  interest rates amid  a  recent  economic slowdown in that region.  In the agricultural markets, gains were recorded during January and February from short futures positions in soybeans and soybean oil as prices trended steadily lower amid a  healthy South American crop, weak world demand and fears  that

Brazil  will  flood the market in an effort to aid  their  ailing

economy.   Total  expenses for the three months ended  March  31,

1999  were  $7,115,151, resulting in a net loss  of  $12,927,525.

The value of a Unit decreased from $16.12 at December 31, 1998 to

$15.31 at March 31, 1999.



For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading  revenues including interest income of  $6,643,770

and  posted  an increase in Net Asset Value per Unit.   The  most

significant gains were recorded from long European interest  rate futures  positions, particularly German and French interest  rate futures,  as prices in these markets trended higher throughout  a majority  of the quarter.  Additional profits were recorded  from long positions in European and U.S. stock index futures as prices in these markets climbed higher for the first three months of the

year.   In  energies, gains were recorded from  short  crude  and

heating  oil  futures  positions as oil  prices  declined  during

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

These  losses  were partially offset by gains  from  short  Swiss franc  and German mark positions as the value of the U.S.  dollar

strengthened   versus  these  currencies  during  March.    Total

expenses  for  the  three  months  ended  March  31,  1998   were

$5,551,058, resulting in net income of $1,092,712.  The value  of a  Unit  increased from $14.63 at December 31, 1997 to $14.71  at

March 31, 1998.



Year  2000 Problem.  Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem". The Partnership  could  be  adversely affected  if computer systems used by it or any third party  with whom it has a material relationship do not properly process and calculate date-related information and data concerning dates on or  after January 1, 2000.  Such a failure could adversely affect the  handling or determination of futures trades and  prices  and other services.

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


Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries in the European Union established fixed conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  "euro").   During  a  three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to the euro prevents the Trading Advisors from trading in certain currencies and thereby limits their ability to take advantage  of potential market opportunities that might otherwise have  existed had  separate  currencies been available  to  trade.  This  could adversely affect the performance results of the Partnership.


Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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

Litigation  Reform Act of 1995 (set forth in Section 27A  of  the

Securities Act of 1933 and Section 21E of the Securities Exchange

Act  of 1934).  All quantitative disclosures in this section  are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in the fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.



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

The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization was  approximately  $253 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Interest Rate                 (1.25)%

     Currency                      (2.58)

     Equity                        (1.15)

      Commodity                         (0.83)

      Aggregate Value at Risk           (3.17)%



Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   March  31,  1999  only  and  is  not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the

composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact
market risk as measured by VaR either positively or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total net  assets for the four quarterly reporting periods from April  1,

1998 through March 31, 1999.



Primary Market Risk Category        High      Low      Average

Interest Rate                      (2.08)%   (1.25)%   (1.65)%

Currency                           (2.58)    (0.68)    (1.68)

Equity                             (1.15)    (0.43)    (0.65)

Commodity                          (0.83)    (0.54)    (0.67)

Aggregate Value at Risk            (3.17)%   (1.60)%   (2.62)%
%             %

Limitations on Value at Risk as an Assessment of Market Risk


The  face  value  of  the  market sector instruments  held  by  the

Partnership is typically many times the applicable margin  require-

ments,  as such margin requirements generally range between 2%  and

15%  of  contract  face value.  Additionally, due  to  the  use  of leverage, the face value of the market sector instruments  held  by the Partnership is typically many times the total capitalization of the Partnership.  The financial magnitude of the Partnership's open

positions thus creates a      "risk of ruin" not typically found in

other  investment  vehicles.   Due to  the  relative  size  of  the

positions held, certain market conditions may cause the Partnership to  incur losses greatly in excess of VaR within a short period  of time.  The foregoing VaR tables, as well as the past performance of the Partnership, gives no indication of such "risk of ruin". In addition, VaR risk measures should be interpreted in light of the

methodology's  limitations,  which  include  the  following:   past

changes  in  market  risk factors will not  always  yield  accurate predictions of the distributions and correlations of future  market movements;  changes  in  portfolio  value  in  response  to  market movements  may differ from the responses implicit in a  VaR  model;

published  VaR results reflect past trading positions while  future risk  depends on future positions; VaR using a one-day time horizon does not fully capture the market risk of positions that cannot  be liquidated or hedged within one day; and the historical market risk factor  data  used  for  VaR estimation may  provide  only  limited insight  into  losses that could be incurred under certain  unusual market  movements. The foregoing VaR tables present the results  of the  Partnership's  VaR for each of the Partnership's  market  risk exposures and on an aggregate basis at March 31, 1999 and  for  the end  of  the  four quarterly reporting periods from April  1,  1998 through March 31, 1999.  Since VaR is based on historical data, VaR should  not  be  viewed  as predictive of the Partnership's  future financial performance or its ability to manage and monitor risk and there can be no assurance that the Partnership's actual losses on a particular  day will not exceed the VaR amounts indicated  or  that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  However, such balances, as well as

any   market   risk  they  may  represent,  are  immaterial.    The

Partnership  also  maintains a substantial  portion  (approximately

81%) of its
available assets in cash at DWR.  A decline in short-term  interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

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

Partnership  for the foreseeable future.  The changes  in  interest rates which have the most effect on the Partnership are changes  in

long-term,   as  opposed  to  short-term,  rates.   Most   of   the

speculative futures positions held by the Partnership are in medium-

to-long term instruments.  Consequently, even a material change  in short-term  rates would have little effect on the Partnership  were the medium-to-long term rates to remain steady.

      Currency. The Partnership's currency exposure is to  exchange

rate   fluctuations,  primarily  fluctuations  which  disrupt   the

historical  pricing relationships between different currencies  and currency pairs.  These fluctuations are influenced by interest rate

changes as well as political and general economic conditions.   The

Partnership trades in a large number of currencies, including cross-

rates - i.e., positions between two currencies other than the  U.S.

dollar.   However, the Partnership's major exposures have typically

been  in  the  dollar/yen,  dollar/mark, dollar/euro,  dollar/Swiss franc and dollar/pound positions.  Demeter does not anticipate that the  risk profile of the Partnership's currency sector will  change significantly in the future, although it is difficult at this point to  predict  the  effect of the introduction of  the  Euro  on  the

Trading Advisors' currency trading strategies.

      Equity.   The  Partnership's primary equity  exposure  is  to

equity  price  risk in the G-7 countries.  The stock index  futures traded  by the Partnership are by law limited to futures on broadly

based  indices.   As  of March 31, 1999, the Partnership's  primary

exposures  were  in  the Nikkei (Japan), S&P  500,  All  Ordinaries

(Australia)  and Financial Times (England) stock indices.   Demeter

anticipates little, if any, trading in non-G-7 stock indices.   The

Partnership  is  primarily exposed to the  risk  of  adverse  price trends  or static markets in the major U.S., European and  Japanese indices.  (Static markets would not cause major market changes  but would  make  it  difficult  for  the  Partnership  to  avoid  being

"whipsawed" into numerous small losses).

        Commodity.

     Metals.   The Partnership's primary metals market exposure  is

to  fluctuations in the price of gold and silver.  Although certain

Trading  Advisors will from time to time trade base metals such  as copper, aluminum, nickel, zinc, lead, and tin, the principal market exposures of the Partnership have consistently been in the precious metals,  gold  and silver (and, to a lesser extent, platinum).  The

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

      Soft Commodities and Agriculturals. The Partnership's primary commodities  exposure  is to fluctuations  in  the  price  of  soft commodities and agriculturals which are often directly affected  by severe or unexpected weather conditions.  Soybeans, corn, and sugar accounted for the substantial bulk of the Partnership's commodities exposure at March 31, 1999.  The Partnership has market exposure to live  cattle and lean hogs.  However, Demeter anticipates that  the

Trading  Advisors will maintain an emphasis on soybeans, corn,  and sugar, in which the Partnership has historically taken it's largest positions.

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the  only non-trading  risk  exposure  of  the

Partnership at March 31, 1999:



Foreign  Currency  Balances.   The  Partnership's  primary  foreign

currency  balances  are  in Swiss francs,  euros,  British  pounds,

Japanese  yen, and Canadian dollars.  The Partnership controls  the non-trading  risk  of these balances by regularly converting  these balances  back  into  U.S. dollars at varying intervals,  depending upon such factors as size, volatility, etc.



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



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash, which is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's  1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.



With  respect  to  JWH, the New York Supreme  Court  complaint  was dismissed  with  prejudice when the plaintiffs  failed  to  replead against JWH in December, 1998.  Further, JWH has been dismissed  as a defendant in the California actions without prejudice pursuant to a tolling agreement with plaintiffs executed in January, 1999.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The  Partnership, Spectrum Strategic and Spectrum  Global  Balanced

L.P.,   collectively  registered  10,000,000   Units   of   Limited

Partnership Interest pursuant to a Registration Statement on Form S-

1, which became effective on September 15, 1994 (SEC File Number 33-

80146).   While  such Units were not allocated to the  Partnership,

Spectrum Strategic and Spectrum Global Balanced at that time,  they were  subsequently allocated for convenience purposes  as  follows:

the   Partnership  4,000,000,  Spectrum  Strategic  4,000,000   and

Spectrum  Global  Balanced  2,000,000.  The  Partnership,  Spectrum

Strategic  and Spectrum Global Balanced collectively registered  an

additional   20,000,000  Units  pursuant  to  a  new   Registration

Statement on Form

S-1,  which  became effective on January 31, 1996 (SEC File  Number

333-00494); such units were allocated among the Spectrum Series  as

follows:   the Partnership 9,000,000, Spectrum Strategic  6,000,000

and  Spectrum Global Balanced 5,000,000. The Partnership,  Spectrum

Strategic  and Spectrum Global Balanced collectively registered  an

additional   8,500,000  Units  pursuant  to  another   Registration

Statement  on  Form S-1, which became effective on April  30,  1996

(SEC  File  Number  333-3222); such Units  were  allocated  to  the

Partnership,  Spectrum Strategic and Spectrum  Global  Balanced  as

follows:  the  Partnership 5,000,000, Spectrum Strategic  2,500,000

and Spectrum Global Balanced 1,000,000.  The Partnership registered an  additional  5,000,000  Units pursuant to  another  Registration

Statement on Form S-1, which became effective on May 11, 1998  (SEC

File Number 333-47831).



Effective  January  21,  1999,  10,000,000  additional  Units  were registered pursuant to a Registration Statement on Form  S-1  (File

No.  333-68779).  The managing underwriter for the  Morgan  Stanley

Dean Witter Spectrum series is DWR.



Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the Net Asset Value of a Unit  as of the date of such monthly closing.



Through  March  31, 1999, 19,665,720.591 Units were  sold,  leaving

13,334,279.409  Units unsold as of March 31, 1999.   The  aggregate

price of the Units sold through March 31, 1999 is $255,908,749.

Since DWR has paid all offering expenses and no other expenses  are chargeable  against proceeds, 100% of the proceeds of the  offering have been applied to the working capital of the Partnership for use in  accordance with the "Investment Programs, Use of  Proceeds  and

Trading  Policies" section of the Prospectus included  as  part  of each Registration Statement.



Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.


          (B)  Reports on Form 8-K. - None.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          Morgan Stanley Dean Witter Spectrum
                          Technical L.P. (Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

May 14, 1999              By:  /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                   Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.