Form 10-Q
period 1999-06-30
MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL LP
filed 1999-08-12
CIK 925306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                       June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 1999 (Unaudited) and December 31, 1998.......2

     Statements of Operations for the Quarters Ended
     June 30, 1999 and 1998 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 1999 and 1998
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................22-33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................34

Item 2. Changes in Securities and Use of Proceeds......34-36

Item 6. Exhibits and Reports on Form 8-K..................36






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                            257,770,535     235,044,325
  Net  unrealized gain on open contracts    20,659,113        18,
909,268

      Total Trading Equity       278,429,648     253,953,593

Subscriptions receivable           4,610,252       4,002,633
Interest receivable (DWR)            780,509           717,685

      Total Assets               283,820,409     258,673,911

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               1,825,402       1,339,311
 Accrued brokerage fees (DWR)      1,587,941         1,439,151
 Accrued management fees             876,105         794,015
 Incentive fees payable              430,097               -

      Total Liabilities           4,719,545         3,572,477

Partners' Capital

 Limited Partners (16,857,669.916 and
          15,660,041.764  Units, respectively)  276,240,957   252
,455,045
 General Partner (174,526.485 and
      164,158.204  Units, respectively)      2,859,907         2,
646,389

 Total Partners' Capital         279,100,864      255,101,434

  Total  Liabilities and Partners' Capital   283,820,409     258,
673,911

NET      ASSET     VALUE     PER     UNIT                   16.39
16.12

          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      14,016,224  8,030,269
    Net change in unrealized       9,480,962   (9,336,669)

      Total Trading Results       23,497,186 (1,306,400)

 Interest Income (DWR)             2,285,240   1,981,985

      Total Revenues              25,782,426      675,585

EXPENSES

 Brokerage fees (DWR)              4,766,147  3,688,694
 Management fees                   2,629,598    1,964,210
 Incentive fees                      430,097             -

    Total Expenses                 7,825,842   5,652,904

NET INCOME (LOSS)                 17,956,584   (4,977,319)


NET INCOME (LOSS) ALLOCATION

                         Limited                         Partners
17,768,474                  (4,926,312)
                          General                         Partner
188,110                       (51,007)

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
1.08                             (.38)
                          General                         Partner
1.08                             (.38)




          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      13,840,196 17,820,196
    Net change in unrealized       1,749,845   (14,343,353)

      Total Trading Results       15,590,041    3,476,843

 Interest Income (DWR)             4,380,011   3,842,512

      Total Revenues              19,970,052   7,319,355

EXPENSES

 Brokerage fees (DWR)              9,351,466  7,196,245
 Management fees                   5,159,430  3,798,223
 Incentive fees                      430,097       209,494

    Total Expenses                14,940,993  11,203,962

NET INCOME (LOSS)                  5,029,059   (3,884,607)

NET INCOME (LOSS) ALLOCATION

 Limited Partners                  4,975,541  (3,844,633)
                          General                         Partner
53,518                                        (39,974)

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
 .27                               (.30)
                          General                         Partner
 .27                              (.30)



          The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY DEAN  WITTER SPECTRUM TECHNICAL L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
 December 31, 1997 12,434,700.738          $180,099,271          $1,851,236
$181,950,507

Continuous Offering 2,668,929.357          38,097,664            295,000
38,392,664
Net Loss             -                     (3,844,633)           (39,974)
(3,884,607)

Redemptions         (736,614.949)            (10,634,648)                    -
(10,634,648)

Partners' Capital,
 June 30, 1998   14,367,015.146            $203,717,654          $2,106,262
$205,823,916




Partners' Capital,
 December 31, 1998 15,824,199.968          $252,455,045          $2,646,389
$255,101,434

Continuous Offering1,984,286.976           31,086,987            160,000
31,246,987

Net Income           -                     4,975,541             53,518
5,029,059
Redemptions         (776,290.543)            (12,276,616)                 -
(12,276,616)

Partners' Capital,
 June 30, 1999    17,032,196.401             $276,240,957         $2,859,907
$279,100,864








           The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                  5,029,059                (
3,884,607)
Noncash item included in net income (loss):
      Net  change  in  unrealized       (1,749,845)             1
4,343,353

Increase in operating assets:
    Interest receivable (DWR)        (62,824)            (64,035)
      Net  option  premiums               -                     (
119,830)

Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)    148,790              132,819
    Accrued management fees          82,090              104,877
          Incentive      fees      payable                430,097
(139,190)

Net    cash   provided   by   operating   activities    3,877,367
10,373,387


CASH FLOWS FROM FINANCING ACTIVITIES

   Continuous   offering              31,246,987                3
8,392,664
     Increase     in    subscriptions    receivable     (607,619)
(3,780,532)
      Increase     in     redemptions     payable         486,091
1,135,303
      Redemptions      of      units                 (12,276,616)
(10,634,648)

Net   cash   provided   by  financing  activities      18,848,843
25,112,787


Net   increase  in  cash              22,726,210                3
5,486,174

Balance      at      beginning     of     period      235,044,325
168,849,922

Balance      at      end     of     period            257,770,535
204,336,096



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

Report on Form 10-K.


1. Organization

Morgan  Stanley Dean Witter Spectrum Technical L.P. is a  limited partnership  organized  to engage primarily  in  the  speculative trading  of  futures, forward and options contracts  on  physical commodities  and  other  commodity interests,  including  foreign

currencies,   financial  instruments,  precious  and   industrial

metals, energy products and agriculturals (collectively, "futures

interests").   The Partnership is one of the Morgan Stanley  Dean

Witter  Spectrum  Series of funds, comprised of the  Partnership,

Morgan  Stanley Dean Witter Spectrum Global Balanced L.P., Morgan

Stanley  Dean  Witter Spectrum Strategic L.P. and Morgan  Stanley

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

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)






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



3.  Financial Instruments

The Partnership trades futures, forward and options contracts  on physical  commodities  and other commodity  interests,  including

foreign   currencies,   financial   instruments,   precious   and

industrial  metals,  energy products and agriculturals.   Futures

and  forwards  represent  contracts for delayed  delivery  of  an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate volatility.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

SFAS  No. 133 supersedes SFAS No. 119 and No. 105, which required

the   disclosure   of   average   aggregate   fair   values   and

contract/notional  values, respectively, of derivative  financial instruments for an entity which carries its assets at fair value.

The  application  of  SFAS No. 133 does not  have  a  significant effect on the Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the Statements of Financial Condition and totaled $20,659,113 and

$18,909,268 at June 30, 1999 and December 31, 1998, respectively.

Of  the $20,659,113 net unrealized gain on open contracts at June

30,  1999,  $20,520,013  related to exchange-traded  futures  and futures-styled  options contracts and $139,100  related  to  off-

exchange-traded forward currency contracts.



Of  the  $18,909,268  net unrealized gain on  open  contracts  at

December 31, 1998, $19,606,697 related to exchange-traded futures

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




and futures-styled option contracts and $(697,429) related to off-

exchange-traded forward currency contracts.



Exchange-traded futures and futures-styled option contracts  held by  the Partnership at June 30, 1999 and December 31, 1998 mature through  June 2000 and December 1999, respectively. Off-exchange-

traded forward currency contracts held by the Partnership at June

30,  1999 and December 31, 1998 mature through September 1999 and

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

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




them  with  respect to exchange-traded futures and futures-styled

options   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  on all open futures and futures-styled  options contracts,  which  funds, in the aggregate, totaled  $278,290,548 and  $254,651,022  at  June  30,  1999  and  December  31,  1998,

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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading revenues including interest income of  $25,782,426 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains  were recorded from short  positions  in  U.S.

interest   rate  futures  as  prices  in  this  market   declined

throughout  the quarter on inflationary fears and the possibility

of  interest  rate  hikes  in  the U.S.   Additional  gains  were

recorded from long positions in Japanese government bond  futures as prices increased during the first half of the quarter when the government proposed no new economic spending plans and on bearish comments  by a Senior Finance official.  Gains were also recorded during  the  second  half of the quarter from  newly  established short positions as Japanese bond prices reversed lower on a  more favorable  outlook for that country's economy.  In  the  currency markets, profits were recorded from short positions in the  Swiss franc  and the European common currency as the value of the franc and euro declined versus the U.S. dollar during the quarter.  The weakness in these European currencies relative to the U.S. dollar was  attributed primarily to concerns regarding European economic

growth,   the  crisis  in  Yugoslavia  and  potentially  widening

interest  rate  differentials with  the  U.S.   Gains  were  also

recorded  in  the  global stock index futures markets  from  long positions  in Nikkei Index futures as prices surged during  April on optimism that the Japanese government would take more measures to  stimulate their economy and during June on news that  Japan's gross  domestic  product had grown much more than  recent  market expectations.  In the energy markets, gains were recorded  during

April  and June from long positions in crude oil futures  as  oil prices rose on signs of better demand, particularly from Asia,  a decline  in  inventory levels and signs that OPEC  member  states were  respecting  output cuts.  A portion  of  the  Partnership's overall gains for the quarter was offset by losses experienced in the  soft  commodities markets from long coffee futures positions as  prices  plummeted  during June  on  the  news  of  a  bearish

Commitments  of  Traders  report  and  on  forecasts  for  warmer temperatures  in  Brazil.  Losses were also  experienced  in  the metals markets during May from long positions in copper futures as prices moved lower as a result of a technical sell-off and as

highly   anticipated  production  cuts  failed  to   materialize.

Additional losses were recorded during June due to a reduction in

LME  warehouse stocks.  Total expenses for the three months ended

June  30,  1999  were  $7,825,842, resulting  in  net  income  of

$17,956,584.  The value of a Unit increased from $15.31 at  March

31, 1999 to $16.39 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading revenues including interest income of  $19,970,052 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains  were recorded in the  currency  markets  from short  positions  in  the  Swiss franc and  the  European  common currency  as the value of the franc and euro declined versus  the

U.S.  dollar throughout most of the year.  The weakness in  these

European  currencies  relative to the  U.S.  dollar  was  largely attributed  to  concerns regarding European economic  growth  and potentially  widening interest rate differentials between  Europe and  the  U.S.  Investors also sold francs and euros for  dollars during  the first half of the year in response to the  crisis  in

Yugoslavia on the rationale that the United States was the safest

place  to  invest  during the crisis in Kosovo.   In  the  energy

markets,  gains were recorded from long positions  in  crude  oil futures  as  oil prices moved considerably higher  during  March,

April  and  June.  The substantial recovery in oil prices  during the first half of the year was largely attributed to the news  of a  decline  in  inventory levels that resulted from an  agreement reached  by both OPEC and non-OPEC countries to cut total output.

Additional profits were
recorded  during  February and most of the  second  quarter  from short  positions in U.S. bond futures as prices  in  this  market declined on strong domestic economic data, inflationary fears and the possibility of interest rate hikes.  Gains were also recorded in  the global stock index futures markets from long positions in

Nikkei  Index  futures  as  prices surged  on  positive  economic factors  in  Japan during March, optimism during April  that  the

Japanese  government would take more measures to stimulate  their economy  and  on  news  during June that Japan's  gross  domestic

product had grown much more than recent market expectations.   In

the  agricultural  markets, gains were recorded  during  January,

February  and  May from short futures positions in  soybeans  and soybean oil as prices trended steadily lower amid a healthy South

American  crop,  fears that Brazil will flood the  market  in  an effort  to aid their ailing economy and on a bearish USDA supply-

demand report.  A portion of the Partnership's overall gains  for the  year were offset by losses experienced in the metals markets particularly  during the month of March from long silver  futures positions  as  prices declined during mid-month  after  Berkshire

Hathaway's annual report failed to provide any new information on

the   company's   silver  positions.   Additional   losses   were

experienced  in  the soft commodities markets  from  long  coffee futures  positions  as  prices dropped during  January  on  fears spurred  by  the collapse of the Brazilian real and  during  June

amid   warmer  temperatures  in  Brazil  and  abundant  supplies.

Smaller losses were recorded in the livestock markets from  short positions  in live cattle futures during January as prices  moved

sharply  higher  on  concerns  that  winter  storms  would   hurt

supplies, as well as during late May and early June on stronger-than-expected demand. Total expenses for the six months ended June 30, 1999 were $14,940,993, resulting in net income  of

$5,029,059.   The  value  of  a Unit  increased  from  $16.12  at

December 31, 1998 to $16.39 at June 30, 1999.



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

1998 were $5,652,904, resulting in a net loss of $4,977,319.  The value of a Unit decreased from $14.71 at March 31, 1998 to $14.33 at June 30, 1998.



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

value  of  a Unit decreased from $14.63 at December 31,  1997  to

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

The  Partnership's past performance is not necessarily indicative of  its  future results. Any attempt at quantifying the  Partner-

ship's  market risk must be qualified by the inherent uncertainty of  its  speculative trading, which may cause future  losses  and

volatility   (i.e.  "risk  of  ruin")  far  in  excess   of   the

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


The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's   total  capitalization  was   approximately   $279

million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Interest Rate                  (2.11)%

     Currency                       (2.36)

     Equity                         (1.02)

      Commodity                          (0.86)

      Aggregate Value at Risk       (3.80)%



Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within a

single   trading  day.   Such  changes  in  open  positions   could

materially  impact market risk as measured by VaR either positively or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total

Net  Assets for the four quarterly reporting periods from  July  1,

1998 through June 30, 1999.

Primary Market Risk Category        High      Low      Average

Interest Rate                      (2.11)%   (1.25)%    (1.67)%

Currency                           (2.58)    (0.68)     (1.86)

Equity                             (1.15)    (0.43)     (0.77)

Commodity                          (0.86)    (0.54)     (0.71)

Aggregate Value at Risk            (3.80)%   (1.60)%    (2.81)%

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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at  June 30, 1999 and for the  end  of  the  four quarterly  reporting  periods from July 1, 1998  through  June  30,

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

Partnership  also  maintains a substantial  portion  (approximately

80%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

      Interest Rate. The primary trading risk market exposure  in

the  Partnership  is in the interest rate sector.   Exposure  was

spread  across the U.S., German, Japanese, British and Australian interest  rate sectors at June 30, 1999.  Interest rate movements directly affect the price of the sovereign bond futures positions held  by the Partnership and indirectly affect the value  of  its stock  index and currency positions.  Interest rate movements  in one  country as well as relative interest rate movements  between countries materially impact the Partnership's profitability.  The

Partnership's  primary  interest rate exposure  is  generally  to interest rate fluctuations in the United States and the other G-7 countries.  However, the Partnership also takes futures positions in  the  government  debt of smaller nations  -  e.g.  Australia.

Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the  foreseeable  future.  The changes in interest  rates,  which have  the  most effect on the Partnership, are changes  in  long-

term,  as  opposed to short-term, rates.  Most of the speculative futures  positions held by the Partnership are in  medium-to-long term instruments.  Consequently, even a material change in short-

term rates would have little effect on the Partnership, were  the medium-to-long term rates to remain steady.

      Currency.  The second largest market exposure at  June  30,

1999  was  in  the currency complex.  The Partnership's  currency exposure is to exchange rate fluctuations, primarily fluctuations

which   disrupt  the  historical  pricing  relationships  between

different  currencies and currency pairs.  Interest rate  changes as  well  as political and general economic conditions  influence these fluctuations.  The Partnership trades in a large number  of currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the second quarter of

1999, the Partnership's major exposures were in the Euro currency crosses  and outright U.S. dollar positions.  (Outright positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include the major and minor currencies).  Demeter does not  anticipate  that  the  risk  profile  of  the  Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect the exchange rate risk inherent to the dollar-based

Partnership in expressing VaR in a functional currency other than dollars.

      Equity.   The Partnership's primary equity exposure  is  to

equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on broadly  based  indices.  As of June 30, 1999, the  Partnership's primary  exposures were in the Nikkei (Japan), DAX  (German)  and

S&P  500  (U.S.)  stock  indices.  The Partnership  is  primarily exposed to the risk of adverse price trends or static markets  in the  U.S., European and Japanese indices.  (Static markets  would not  cause  major market changes but would make it difficult  for the  Partnership to avoid being "whipsawed" into  numerous  small losses).

     Commodity.

     Metals.  The Partnership's primary metals market exposure is

to  fluctuations  in  the  price of gold  and  silver.   Although

certain Trading Advisors will from time to time trade base metals such  as  aluminum,  copper, nickel,  zinc,  tin  and  lead,  the principal  market exposures of the Partnership have  consistently been  in precious metals, gold and silver (and, to a much  lesser extent,  platinum).  The Trading Advisors' gold trading has  been increasingly  limited  due to the long-lasting  and  mainly  non-

volatile decline in the price of gold over the last 10-15  years.

However,  silver prices have remained volatile over this  period,

and the Trading Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop.

     Demeter  anticipates that gold and silver  will  remain  the primary metals market exposure for the Partnership.

     Energy.  On June 30, 1999, the Partnership's energy exposure was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other economic  fundamentals.  As oil prices have  broken  out  of  low price  ranges  achieved in 1998, it is possible  that  volatility will  increase as well.  Significant profits and losses have been and  are  expected to continue to be experienced in this  market.

Natural gas, also a primary energy market exposure, has exhibited more  volatility than the oil markets on an intra-day  and  daily basis and is expected to continue in this choppy pattern.

     Soft  Commodities and Agriculturals.  On June 30, 1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was

in  the  sugar,  soybean, coffee and corn  markets.   Supply  and

demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are  in euros, Swiss  francs,  Japanese  yen,

British pounds and Australian dollars.  The Partnership controls the  non-trading  risk of these balances by regularly  converting

these  balances  back  into  dollars  upon  liquidation  of   the

respective position.



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

                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's  1998 Form 10-K:



With  respect to the plaintiff's consolidated action in California,

on  July  1,  1999, the Superior Court of the State of  California,

ruling from the bench, denied the plaintiffs' motion to have  their lawsuit  certified as a class action, stating, among other  things,

that plaintiffs' lawsuit did not present common questions of fact.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership, Morgan Stanley Dean Witter Spectrum Strategic L.P.

("Spectrum  Strategic")  and Morgan Stanley  Dean  Witter  Spectrum

Global  Balanced L.P. ("Spectrum Global Balanced")  ,  collectively

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

Partnership  4,000,000, Spectrum Strategic 4,000,000  and  Spectrum

Global Balanced 2,000,000. The Partnership, Spectrum Strategic  and

Spectrum  Global  Balanced  collectively registered  an  additional

20,000,000 Units pursuant to a new Registration Statement on Form S-

1, which became effective on January 31, 1996 (SEC File Number 333-

00494);  such  units  were  allocated as follows:  the  Partnership

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

Global  Balanced  as  follows: the Partnership 5,000,000,  Spectrum

Strategic  2,500,000 and Spectrum Global Balanced  1,000,000.   The

Partnership  registered an additional 5,000,000 Units  pursuant  to another  Registration Statement on Form S-1, which became effective

on  May  11,  1998  (SEC File Number 333-47831).   The  Partnership

registered  an  additional  10,000,000 Units  pursuant  to  another

Registration Statement on Form S-1, which became effective  January

21, 1999 (SEC File Number 333-68779).  The managing underwriter for the Partnership is DWR.



Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the Net Asset Value of a Unit  as of the date of such monthly closing.



Through  June  30,  1999, 20,585,942.079 Units were  sold,  leaving

12,414,057.921  Units unsold as of June 30,  1999.   The  aggregate

price of the Units sold through June 30, 1999 is $270,738,748.



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




                          Morgan Stanley Dean Witter Spectrum
                          Technical L.P. (Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

August 13, 1999           By:  /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.