Form 10-Q
period 1999-09-30
MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL LP
filed 1999-11-12
CIK 925306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                     September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 1999 (Unaudited) and December 31, 1998.......2

     Statements of Operations for the Quarters Ended
     September 30, 1999 and 1998 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 1999 and 1998
     (Unaudited)............................................... 5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)................... 6

        Notes to Financial Statements (Unaudited).............. 7-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations...... 12-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ....................................... 22-34

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..................................... 35

Item 2. Changes in Securities and Use of Proceeds.......... 35-37

Item 6. Exhibits and Reports on Form 8-K...................... 37




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                            267,595,299     235,044,325
 Net unrealized gain on open contracts12,647,582       18,909,268
 Net option premiums               (1,483,429)             -

      Total Trading Equity       278,759,452     253,953,593

Subscriptions receivable           3,927,284       4,002,633
Interest receivable (DWR)            902,182           717,685

      Total Assets               283,588,918     258,673,911


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Accrued brokerage fees (DWR)      1,699,097         1,439,151
 Redemptions payable               1,570,058       1,339,311
 Accrued management fees            937,433          794,015

      Total Liabilities           4,206,588         3,572,477


Partners' Capital

 Limited Partners (17,651,240.742 and
          15,660,041.764  Units, respectively)  276,499,328    25
2,455,045
 General Partner (184,045.888 and
      164,158.204  Units, respectively)      2,883,002          2
,646,389

 Total Partners' Capital        279,382,330       255,101,434

  Total  Liabilities and Partners' Capital   283,588,918      258
,673,911


NET      ASSET     VALUE     PER     UNIT                   15.66
16.12

          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       864,430   (4,813,089)
    Net change in unrealized     (8,011,531)   40,764,560

      Total Trading Results      (7,147,101) 35,951,471

 Interest Income (DWR)           2,574,538       2,165,631

      Total Revenues             (4,572,563)    38,117,102

EXPENSES

 Brokerage fees (DWR)            5,041,583    3,910,830
 Management fees                 2,781,562      2,157,699
 Incentive fees                  -               2,443,972

    Total Expenses               7,823,145       8,512,501

NET INCOME (LOSS)               (12,395,708)   29,604,601


NET INCOME (LOSS) ALLOCATION

                         Limited                         Partners
(12,268,803)                29,303,559
                          General                         Partner
(126,905)                     301,042

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(0.73)                           2.00
                          General                         Partner
(0.73)                           2.00






          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    14,704,626   13,007,107
    Net change in unrealized     (6,261,686)   26,421,207

      Total Trading Results      8,442,940      39,428,314

 Interest Income (DWR)           6,954,549       6,008,143

      Total Revenues            15,397,489      45,436,457

EXPENSES

 Brokerage fees (DWR)           14,393,049   11,107,075
 Management fees                 7,940,992   5,955,922
 Incentive fees                    430,097       2,653,466

    Total Expenses              22,764,138      19,716,463

NET INCOME (LOSS)              (7,366,649)      25,719,994

NET INCOME (LOSS) ALLOCATION

         Limited         Partners                     (7,293,262)
25,458,926
                          General                         Partner
(73,387)
261,068

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(0.46)                                     1.70
                          General                         Partner
(0.46)                           1.70






          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN  WITTER SPECTRUM TECHNICAL L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
 December 31, 1997 12,434,700.738          $180,099,271          $1,851,236
$181,950,507

Continuous Offering 3,755,829.080          54,600,215            385,000
54,985,215
Net Income           -                     25,458,926            261,068
25,719,994
Redemptions      (1,094,116.386)             (16,157,325)                    -
(16,157,325)

Partners' Capital,
 September 30, 1998  15,096,413.432        $244,001,087          $2,497,304
$246,498,391




Partners' Capital,
 December 31, 1998 15,824,199.968          $252,455,045          $2,646,389
$255,101,434

Continuous Offering3,096,204.722           48,485,453            310,000
48,795,453

Net Loss              -                    (7,293,262)           (73,387)
(7,366,649)

Redemptions       (1,085,118.060)            (17,147,908)                  -
(17,147,908)

Partners' Capital,
 September 30, 1999  17,835,286.630        $276,499,328          $2,883,002
$279,382,330








           The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                (7,366,649)                2
5,719,994
Noncash item included in net income (loss):
         Net      change     in     unrealized          6,261,686
(26,421,207)

(Increase) decrease in operating assets:
 Net option premiums              1,483,429              -
 Interest receivable (DWR)         (184,497)             (74,352)

Increase in operating liabilities:
    Accrued brokerage fees (DWR)    259,946              309,743
    Accrued management fees         143,418              202,545
           Incentive       fees        payable                  -
607,032

Net   cash   provided   by   operating   activities       597,333
343,755


CASH FLOWS FROM FINANCING ACTIVITIES

   Continuous   offering              48,795,453                5
4,985,215
   (Increase)   decrease  in  subscriptions   receivable   75,349
(2,233,770)
      Increase     in     redemptions     payable         230,747
606,274
      Redemptions      of      units                 (17,147,908)
(16,157,325)

Net   cash   provided  by  financing  activities       31,953,641
37,200,394


Net   increase  in  cash              32,550,974                3
7,544,149

Balance      at      beginning     of     period      235,044,325
168,849,922

Balance      at      end     of     period            267,595,299
206,394,071


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



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the Statements of Financial Condition and totaled $12,647,582 and

$18,909,268  at  September  30,  1999  and  December  31,   1998,

respectively.



Of  the  $12,647,582  net unrealized gain on  open  contracts  at

September   30,  1999,  $10,872,297  related  to  exchange-traded

futures  and  futures-styled  options  contracts  and  $1,775,285 related to off-exchange-traded forward currency contracts.



Of the $18,909,268 net unrealized gain on open contracts at

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


December 31, 1998, $19,606,697 related to exchange-traded futures contracts  and $(697,429) related to off-exchange-traded  forward currency contracts.



Exchange-traded futures and futures-styled option contracts  held by  the  Partnership at September 30, 1999 and December 31,  1998

mature  through  September 2000 and December 1999,  respectively.

Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at September 30, 1999 and December 31,  1998  mature through December 1999 and March 1999, respectively.



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

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




them  with  respect to exchange-traded futures and futures-styled

options   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  on all open futures and futures-styled  options contracts,  which  funds, in the aggregate, totaled  $278,467,596 and  $254,651,022  at September 30, 1999 and December  31,  1998,

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$4,572,563  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses were recorded in the  global  stock index  futures markets from long positions in ASE All  Ordinaries

Index futures as Australian stock prices moved lower during  July on  inflationary concerns in the U.S.  During August, losses were experienced from short positions in this market index as prices increased due to a surge on Wall Street and on Australian job figures  that  showed  the lowest rate of  unemployment  in  that country  in  nine  years.  In the global  interest  rate  futures

markets,  losses  were  recorded  during  September  from   short

positions  in Japanese government bond futures as prices  rallied on  the  strength  of  the  Japanese yen  and  expectations  that additional monetary easing in that country will come.  Additional losses  were  experienced during August from short U.S.  interest rate  futures positions as U.S. Treasury prices moved  higher  on benign  inflation data, a successful corporate bond offering  and the Federal Reserve anticipated decision to raise interest rates.

Offsetting  gains  in  this market complex were  recorded  during

September  from  short  German bond  futures  positions  as  most

European bond prices decreased on signs of a resurgence  in  that region's economy.  In the metals markets, losses were experienced from  short gold futures positions as prices skyrocketed  due  to the  results  of  the Bank of England's second  gold  auction  on

September  21 and the announcement of a plan by several  European central  banks to restrict sales of their gold reserves for  five years.  In the currency markets, losses were recorded during July from short positions in the Swiss franc and the euro as the value of these currencies strengthened versus the U.S. dollar due to  a better-than-expected  German  business  sentiment  survey  and  a record U.S. trade deficit.  Additional losses were recorded  from long  positions  in  these currencies as the value  of  the  U.S.

dollar  rallied  higher versus most major currencies  on  Monday,

August  23 amid a rally in U.S. stock prices and on September  10 as  an intervention by the Bank of Japan temporarily strengthened the
dollar.  As a result, new short positions were established in the

European  common currency and the Swiss franc only to  result  in additional  losses  as these currencies strengthened  versus  the

U.S.  dollar during the latter half of September after  the  July

U.S.  trade  figures  reflected  a  record  deficit.   Offsetting

currency  gains  were recorded during August and  September  from long  Japanese  yen positions as the value of the  yen  increased versus the U.S. dollar due to positive economic data out of  that country  and optimism over Japan's economic recovery.  A  portion of the Partnership's overall losses for the quarter was offset by gains recorded in energy markets from long positions in crude oil futures  and its refined products, unleaded gas, heating oil  and gas oil, as oil prices climbed higher during August and September due  to  a  perceived  tightness in the gasoline  market  and  an announcement  by OPEC ministers stating that they would  continue to adhere to agreed-upon output cuts through the first quarter of

2000.  Total  expenses for the three months ended  September  30,

1999 were $7,823,145 resulting in a net loss of $12,395,708.  The value  of a Unit decreased from $16.39 at June 30, 1999 to $15.66 at September 30, 1999.



For  the  nine  month ended September 30, 1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$15,397,489 and, after expenses, posted a decrease in  Net  Asset

Value per Unit. The most significant losses were recorded in  the global  stock index futures markets from long positions in German stock  index  futures  as  European  equity  prices  moved  lower throughout the first quarter amid rising global bond yields and skepticism regarding the stability of emerging market economies.

Losses were also incurred during late-July from long German stock index  futures positions as prices declined as investors  reacted to  the  strengthening  euro by selling auto  maker  and  export-

dependent  stocks.  In the metals markets, losses  were  recorded particularly  during the month of March from long silver  futures positions  as  prices declined during mid-month  after  Berkshire

Hathaway's annual report failed to provide any new information on

the   company's   silver  positions.   Additional   losses   were

experienced  in  the soft commodities markets  from  long  coffee futures  positions  as  prices dropped during  January  on  fears spurred  by  the collapse of the Brazilian real and  during  June amid abundant supplies and warmer temperatures in Brazil.  In the global interest rate futures markets, losses were recorded  early in  the first quarter from short Japanese government bond futures positions  as  prices surged higher in response to  the  Bank  of

Japan's aggressive easing of monetary policy.  Additional  losses

were   experienced  later  in  the  first  quarter   from   newly

established long positions as prices retreated following comments by Bank of Japan Governor Masaru Hayami that he expected interest rates in Japan to rise over time.  During September, losses  were recorded from short positions in Japanese government bond futures as  prices  rallied  on  the strength of  the  Japanese  yen  and expectations that additional monetary easing in that country will

come.   These  losses were partially offset by gains recorded  in

the energy markets from long positions in crude oil futures and its refined products, unleaded gas, heating oil and gas oil, as prices climbed higher during March following an agreement reached by both OPEC and non-OPEC countries to cut total output beginning

April  1st.   Oil prices continued to move higher throughout  the

third  quarter  due to declining supplies and increasing  demand.

In the currency markets, gains were recorded from short positions in  the Swiss franc and the European common currency as the value of  these  currencies declined versus the U.S. dollar throughtout the  first  half  of  the year.  The weakness in  these  European currencies relative to the U.S. dollar was largely attributed  to concerns  regarding  European  economic  growth  and  potentially widening interest rate differentials between Europe and the  U.S.

Additional  currency  gains  were  recorded  during  August   and

September  from long Japanese yen positions as the value  of  the yen  increased  versus the U.S. dollar due to  positive  economic data  out  of  that  country and optimism over  Japan's  economic recovery.  Total expenses for the nine months ended September 30,

1999  were  $22,764,138, resulting in a net loss  of  $7,366,649.

The value of a Unit decreased from $16.12 at December 31, 1998 to

$15.66 at September 30, 1999.



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

$8,512,501, resulting in net income of $29,604,601.  The value of a  Unit  increased  from $14.33 at June 30,  1998  to  $16.33  at

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


Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction


The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The  market-sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to  the risk  of trading loss.  Unlike an operating company, the risk  of market-sensitive instruments is integral, not incidental, to  the

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

(i.e.  "risk  of  ruin")  far  in  excess  of  the  Partnership's experience  to  date  and/or any reasonable expectation  premised upon historical changes in the fair value of its market-sensitive instruments.


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


The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$279 million.

     Primary Market            September 30, 1999
     Risk Category              Value at Risk

     Interest Rate                 (1.31)%

     Currency                      (1.84)

     Equity                        (0.39)

      Commodity                         (1.07)

      Aggregate Value at Risk      (2.57)%



Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total

Net

Assets  for  the four quarterly reporting periods from  October  1,

1998 through September 30, 1999.



Primary Market Risk Category        High      Low      Average

Interest Rate                      (2.11)%   (1.25)%    (1.48)%

Currency                           (2.58)    (0.68)     (1.87)

Equity                             (1.15)    (0.39)     (0.75)

Commodity                          (1.07)    (0.60)     (0.84)

Aggregate Value at Risk            (3.80)%   (1.60)%    (2.78)%

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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate basis at September 30, 1999 and for the end of  the  four quarterly  reporting periods from October 1, 1998 through September

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

Partnership  also  maintains a substantial  portion  (approximately

82%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.

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

The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.

     Interest Rate.  The primary market exposure at September 30,

1999  in  the  Partnership  was  in  the  interest  rate  sector.

Exposure  was primarily spread across the U.S., German, Japanese,

British  and  Australian  interest rate sectors.   Interest  rate

movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value

of  its  stock  index  and  currency  positions.   Interest  rate

movements  in  one  country  as well as  relative  interest  rate movements  between countries materially impact the  Partnership's profitability.  The Partnership's primary interest rate  exposure is  generally to interest rate fluctuations in the United  States and the other G-7 countries.  However, the Partnership also takes futures  positions  in the government debt of smaller  nations  -

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

      Currency.  The second largest market exposure this  quarter was in the currency complex.  The Partnership's currency exposure is  to  exchange rate fluctuations, primarily fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the third quarter  of

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

      Equity.  The primary equity exposure at September 30,  1999 was  to equity price risk in the G-7 countries.  The stock  index futures  traded by the Partnership are by law limited to  futures on  broadly-based  indices.  The Partnership's primary  exposures were  in  the S&P 500 (U.S.), FT-SE (Britain) and ASE (Australia)

stock indices.  The Partnership is primarily exposed to the  risk of adverse price trends or static markets in the U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses).

     Commodity.

     Metals.  The Partnership's primary metals market exposure is

to  fluctuations  in  the  price of gold  and  silver.   Although

certain  Trading  Advisors will, from time to  time,  trade  base metals  such as aluminum, copper, nickel and zinc, the  principal market  exposures  of the Partnership have consistently  been  in precious  metals, gold and silver (and, to a much lesser  extent,

platinum).  A significant amount of exposure was evident  in  the gold market as the price of gold increased dramatically following

bullish  comments  by the European Central Bank.   Silver  prices

have  also  been  volatile  over this  period,  and  the  Trading

Advisors have, from time to time, taken substantial positions  as perceived  market  opportunities developed.  Demeter  anticipates that  gold  and  silver  will remain the  primary  metals  market exposure for the Partnership.

     Energy.  On  September  30, 1999, the  Partnership's  energy exposure  was shared by futures contracts in the oil and  natural

gas  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other  economic fundamentals.  As oil prices have increased about

100%  this  year, and, given that the agreement by  OPEC  to  cut production  is  approaching  expiration  in  March  2000,  it  is

possible   that   volatility  will  remain  on  the   high   end.

Significant  profits  and losses have been and  are  expected  to continue to be experienced in this market.  Natural gas,  also  a primary  energy  market exposure, has exhibited  more  volatility than  the  oil  markets on an intra-day and daily  basis  and  is expected to continue in this choppy pattern.

     Soft  Commodities and Agriculturals.  On September 30, 1999,

the  Partnership  had  a reasonable amount  of  exposure  in  the markets  that  comprise  these sectors.  Most  of  the  exposure,

however,  was  in  the  sugar,  soybeans,  coffee  and  livestock

markets.    Supply  and  demand  inequalities,   severe   weather

disruption  and  market expectations affect  price  movements  in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 1999:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are  in Japanese yen, British  pounds,  Swiss francs,  euros and Australian dollars.  The Partnership  controls the  non-trading  risk of these balances by regularly  converting

these  balances  back  into  dollars  upon  liquidation  of   the

respective position.



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

Advisors,  each  of  whose  strategies focus  on  different  market

sectors   and   trading  approaches,  and  (ii),   monitoring   the

performance of the Trading Advisors on a daily basis.  In addition,

the  Trading  Advisors establish diversification guidelines,  often set in terms of the maximum margin to be committed to positions  in any  one market sector or market-sensitive instrument.  One  should be  aware  that certain Trading Advisors treat their  risk  control policies  as  strict rules, whereas others treat such  policies  as general guidelines.



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash, which is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

                   PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.



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

Through September 30, 1999, 21,688,340.422 Units were sold, leaving

11,311,659.578  Units  unsold  as  of  September  30,  1999.    The

aggregate  price of the Units sold through September  30,  1999  is

$288,137,213.



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




                          Morgan Stanley Dean Witter Spectrum
                          Technical L.P. (Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

November 12, 1999         By:  /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.