Form 10-Q
period 2000-03-31
MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL LP
filed 2000-05-15
CIK 925306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

                       March 31, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 2000(Unaudited) and December 31, 1999............2

     Statements of Operations for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)........................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 2000 and 1999
     (Unaudited)................................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)......................  5

        Notes to Financial Statements (Unaudited).............. 6-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations...... 12-19

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ....................................... 19-31

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..................................... 32

Item 2. Changes in Securities and Use of Proceeds.......... 32-34

Item 5. Other Information..................................... 34

Item 6. Exhibits and Reports on Form 8-K...................... 34



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                       March 31,   December 31,
                                        2000          1999
                                           $            $
                                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             254,883,907     251,443,755
 Net unrealized gain on open contracts11,259,522   18,036,296
                Net                option                premiums
-                                     (74,725)

      Total Trading Equity        266,143,429     269,405,326

Subscriptions receivable            2,777,934       3,926,914
Interest receivable (DWR)              994,128        900,955

      Total Assets                 269,915,491    274,233,195

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 4,601,160    3,057,593
 Accrued brokerage fees (DWR)       1,624,086     1,559,481
 Accrued management fees              896,047        860,403

      Total Liabilities              7,121,293    5,477,477


Partners' Capital

 Limited Partners (17,715,433.242 and
  17,836,873.576 Units, respectively) 259,990,761265,907,998
 General Partner (191,022.517 Units)      2,803,437    2,847,720

 Total Partners' Capital           262,794,198  268,755,718

 Total Liabilities and Partners' Capital  269,915,491 274,233,195


NET ASSET VALUE PER UNIT                 14.68            14.91


          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000           1999
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       7,388,455    (176,028)
              Net          change          in          unrealized
(6,776,774)                      (7,731,117)
      Total Trading Results          611,681  (7,907,145)
 Interest Income (DWR)             2,854,265     2,094,771
      Total Revenues               3,465,946    (5,812,374)

EXPENSES

   Brokerage   fees   (DWR)                4,891,913    4,585,319
Management    fees                       2,698,986      2,529,832
Incentive                                                    fees
54,486                           -

    Total Expenses                 7,645,385    7,115,151

NET LOSS                         (4,179,439)  (12,927,525)


NET LOSS ALLOCATION

 Limited            Partners                          (4,135,156)
 (12,792,933)                                  General    Partner
 (44,283)                         (134,592)

NET LOSS PER UNIT

                         Limited                         Partners
(.23)                                      (.81)
                          General                         Partner
(.23)                                      (.81)





          The accompanying notes are an integral part of these financial statements.

                             - 3 -
       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total




Partners' Capital,
   December 31, 199815,824,199.968         $252,455,045          $2,646,389
$255,101,434

Offering of Units 1,064,065.488              16,256,999                   160,000
16,416,999
Net                                                          Loss
-                                          (12,792,933)          (134,592)
(12,927,525)

Redemptions            (378,586.272)                  (5,846,956)
-                                    (5,846,956)

Partners' Capital,
   March 31, 1999  16,509,679.184           $250,072,155           $2,671,797
$252,743,952




Partners' Capital,
   December 31, 1999                18,027,896.093  $265,907,998        $2,847,720
$268,755,718

Offering    of    Units        691,109.928             10,310,260
-                                          10,310,260

Net                                                          Loss
-                                          (4,135,156)           (44,283)
(4,179,439)

Redemptions             (812,550.262)                (12,092,341)
-                   (12,092,341)

Partners' Capital,
   March 31, 2000  17,906,455.759            $259,990,761           $2,803,437
$262,794,198








           The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000           1999
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net                                                          loss
(4,179,439)                                          (12,927,525)
Noncash item included in net loss:
          Net     change     in     unrealized          6,776,774
7,731,117
Increase in operating assets:
    Net option premiums              (74,725)                -
                Interest             receivable             (DWR)
(93,173)                         (3,389)
Increase in operating liabilities:
    Accrued brokerage fees (DWR)       64,605             110,494
 Accrued        management        fees                     35,644
 60,961
Net cash provided by (used for) operating activities    2,529,686
(5,028,342)

CASH FLOWS FROM FINANCING ACTIVITIES

   Offering  of  Units                  10,310,260              1
6,416,999                                                       (
Increase)   decrease   in  subscriptions  receivable    1,148,980
(1,188,949)
Increase   in  redemptions  payable      1,543,567              1
,153,566                                                        R
edemptions                        of                        Units
(12,092,341)                                    (5,846,956)

Net   cash  provided  by  financing  activities           910,466
10,534,660

Net   increase  in  cash                 3,440,152              5
,506,318
Balance     at     beginning     of     period        251,443,755
235,044,325
Balance     at     end     of     period              254,883,907
240,550,643



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

Witter   Spectrum   Technical  L.P.  (the  "Partnership").    The

financial statements and condensed notes herein should be read in conjunction  with  the  Partnership's December  31,  1999  Annual

Report on Form 10-K.


1. Organization

Morgan  Stanley Dean Witter Spectrum Technical L.P. is a Delaware

limited  partnership  organized  to  engage  primarily   in   the

speculative trading of futures and forward contracts, options  on futures  contracts,  physical  commodities  and  other  commodity interests,  including  but  not limited  to  foreign  currencies,

financial  instruments, metals, energy and agricultural  products

(collectively, "futures interests").  The Partnership is  one  of

the   Morgan  Stanley  Dean  Witter  Spectrum  Series  of  funds,

comprised of the Partnership, Morgan Stanley Dean Witter Spectrum

Commodity  L.P.  (formerly, Morgan Stanley  Tangible  Asset  Fund

L.P.)  Morgan Stanley Dean Witter Spectrum Global Balanced  L.P.,

Morgan  Stanley  Dean  Witter Spectrum  Select  L.P.  and  Morgan

Stanley Dean Witter Spectrum Strategic L.P.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds  Inc.  ("DWR"), and an unaffiliated  clearing  commodity

broker,  Carr  Futures  Inc.  ("Carr"),  provides  clearing   and

execution   services.  Both  Demeter  and  DWR  are  wholly-owned

subsidiaries  of  Morgan Stanley Dean Witter & Co.   The  trading

advisors  to  the  Partner-ship are  Campbell  &  Company,  Inc.,

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

DWR  pays interest on these funds based on a prevailing  rate  on

U.S.   Treasury  bills.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The Partnership trades futures and forward contracts, options  on futures  contracts,  physical  commodities  and  other  commodity interests,  including  but  not limited  to  foreign  currencies,

financial  instruments, metals, energy and agricultural products.

Futures and forwards represent contracts for delayed delivery of

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate volatility.



In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after  June  15,

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

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

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)





The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the statements of financial condition and totaled $11,259,522 and

$18,036,296   at   March  31,  2000  and   December   31,   1999,

respectively.



Of the $11,259,522 net unrealized gain on open contracts at March

31,  2000,  $10,335,301  related to exchange-traded  futures  and futures-styled  options contracts and $924,221  related  to  off-

exchange-traded forward currency contracts.



Of  the  $18,036,296  net unrealized gain on  open  contracts  at

December 31, 1999, $17,006,044 related to exchange-traded futures and future-styled options contracts and $1,030,252 related to off-

exchange-traded forward currency contracts.



Exchange-traded futures and futures-styled option contracts  held by the Partnership at March 31, 2000 and December 31, 1999 mature through March 2001 and December 2000, respectively. Off-exchange-

traded  forward  currency contracts held by  the  Partnership  at

March 31, 2000 and December 31, 1999 mature through June 2000 and

March 2000, respectively.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with respect  to  most  of  the Partnership's assets.  Exchange-traded futures and futures-styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily basis. Each of DWR and Carr, as a futures commission merchant for all  of  the  Partnership's exchange-traded futures and  futures-

styled  options contracts, are required, pursuant to  regulations

of   the  Commodity  Futures  Trading  Commission  ("CFTC"),   to

segregate  from  their own assets, and for the  sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures  and futures-styled  options  contracts,

including an amount equal to the net unrealized gain on all  open futures and futures-styled options contracts, which funds, in the aggregate,  totaled $265,219,208 and $268,449,799  at  March  31,

2000  and  December 31, 1999, respectively. With respect  to  the

Partnership's  off-exchange-traded  forward  currency  contracts,

there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized gain on open forward

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of  Carr,  the sole counterparty  on  all  of  such contracts,  to perform.  The Partnership has a netting  agreement

with  Carr.   This  agreement, which seeks  to  reduce  both  the

Partnership's and Carr's exposure on off-exchange-traded  forward currency  contracts, should materially decrease the Partnership's credit  risk  in  the event of Carr's bankruptcy  or  insolvency.

Carr's  parent, Credit Agricole Indosuez, has guaranteed  to  the

Partnership  payment  of  the  net  liquidating  value   of   the

transactions  in  the Partnership's account with Carr  (including foreign currency contracts).

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Liquidity -  The Partnership deposits its assets with DWR as non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for each  Trading  Advisor,  which assets  are used as margin to engage in trading.  The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose  is  to  trade in futures, forwards and  options,  it  is expected  that the Partnership will continue to own  such  liquid assets for margin purposes.



The  Partnership's  investment in futures, forwards  and  options may, from time to time, be illiquid.  Most U.S. futures exchanges limit  fluctuations in prices during a single day by  regulations referred  to  as  "daily  price fluctuations  limits"  or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit,

positions  in  that futures or options contract  can  neither  be taken  nor liquidated unless traders are willing to effect trades at or
within  the  limit.  Futures prices have occasionally  moved  the daily  limit  for  several consecutive days  with  little  or  no

trading.   These market conditions could prevent the  Partnership

from  promptly  liquidating its futures or options contracts  and result in restrictions on redemptions.



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



Capital  Resources - The Partnership does not have, or expect  to have,  any capital assets.  Redemptions, exchanges and  sales  of additional  units of limited partnership interest ("Unit(s)")  in the  future  will  affect  the  amount  of  funds  available  for

investments  in futures interests in subsequent periods.   It  is

not possible to estimate the amount and therefore, the impact  of future redemptions of Units.

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of  the  Trading  Advisors'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations  for the  three months ended March 31, 2000 and 1999, respectively and a  general  discussion  of  its trading  activities  during  each

period.   It  is  important to note, however,  that  the  Trading

Advisors  trade  in various markets at different times  and  that prior  activity  in a particular market does not mean  that  such market will be actively traded by the Trading Advisors or will be

profitable   in  the  future.   Consequently,  the   results   of

operations of the Partnership is difficult to discuss other  than in  the  context of its Trading Advisors' trading  activities  on behalf of the Partnership as a whole and how the Partnership  has performed in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded trading  revenues  including interest income of  $3,465,946  and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most  significant  net  losses of  approximately  3.8%  were recorded primarily in early February in the global interest  rate futures  markets  from long positions in Japanese  interest  rate futures as Japanese bond prices declined in reaction to the yen's weakness and a higher Nikkei 225 Index. Additional losses were incurred during March from long positions in Japanese government bond  futures  as  prices  moved  lower  on  firmer-than-expected capital  investment figures out of Japan and fears that the  Bank of  Japan would scrap its zero-rate policy earlier than expected.

In   the  metals  markets,  losses  of  approximately  2.7%  were experienced  from  short gold futures positions  as  gold  prices spiked  sharply higher on February 4, as short covering,  rumored

producer  hedge  unwinding,  and  fresh  buying  fueled   panicky

rallies.  Newly  established  long  positions  in  gold   futures

produced additional losses later in February as gold prices  fell under  the weight of palladium and the weakness of the Australian dollar.  In the soft commodities markets, losses of approximately

0.5%  were incurred primarily during January and March from  long coffee futures positions as coffee prices declined in the wake of

forecasts  for a bumper crop in Brazil this year.   These  losses

were  partially  offset by gains of approximately  4.8%  recorded primarily during January and February in the energy markets  from long  futures positions in crude oil and its refined products  as oil  prices increased on concerns about future output levels from the  world's leading producer countries amid dwindling stockpiles

and  increasing  demand.   In  the  global  stock  index  futures

markets,  gains  of  approximately 1.9% were  recorded  primarily during  February  from long positions in DAX  and  CAC  40  Index futures  as the price of European stock index futures  surged  on strength  in  technology stocks and record highs on  the  NASDAQ.

Additional gains were recorded during February from long positions in NASDAQ 100 Index futures as the NASDAQ Index climbed higher  on  strength  in computer-chip makers  and  biotechnology companies.  In the currency markets, gains of approximately  0.6%

were  recorded during January and March from short  positions  in the  European common currency, the euro, and the Swiss  franc  as the  values of these currencies weakened versus the U.S.  dollar.

The  euro  dropped  below parity with the  U.S.  dollar  late  in

January,  hurt by skepticism about Europe's economic outlook  and lack  of  public support from European officials.  Total expenses for  the  three  months  ended March  31,  2000  were  $7,645,385 resulting  in  a  net loss of $4,179,439.  The value  of  a  Unit decreased from $14.91 at December 31, 1999 to $14.68 at March 31,

2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  losses net of interest income of  $5,812,374  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 4.1% were  recorded  in  the global interest rate futures markets early in the quarter largely from  short Japanese government bond futures positions as  prices surged  higher  in  response to the Bank  of  Japan's  aggressive easing of monetary policy which brought short-term interest rates down to virtually zero.  Additional losses were experienced later in  the  quarter from newly established long positions as  prices retreated following comments by Bank of Japan Governor Masaru

Hayami  that  he expected interest rates in Japan  to  rise  over

time.   In the metals markets, losses of approximately 1.3%  were

experienced  primarily  from  long silver  futures  positions  as prices  declined  during  mid-March  after  Berkshire  Hathaway's annual  report  failed  to provide any  new  information  on  the company's silver positions.  In the livestock markets, losses  of approximately 0.8% were recorded mainly during January from short cattle and hog futures positions as prices in both markets  moved

sharply  higher  on  concerns  that  winter  storms  would   hurt

supplies,  on  reports  of an increase in demand  and  plans  for government aid programs to help aid struggling farmers.  In  soft

commodities,  losses  of  approximately  0.6%  were   experienced

primarily  during January from long coffee futures  positions  as prices  dropped on fears spurred by the collapse of the Brazilian

real.   In  the  global stock index futures  markets,  losses  of

approximately  0.1% were recorded mostly from long  positions  in

German stock index futures as European equity prices moved  lower amid  rising  global  bond  yields and skepticism  regarding  the

stability  of  emerging  market  economies.   These  losses  were

partially offset by gains of approximately 1.8% recorded  in  the energy markets mainly during March from long futures positions in crude oil and its refined products, unleaded gas and heating oil,

as  oil  prices  moved  significantly  higher.   The  substantial

recovery in oil prices during March was largely attributed to the news  that  both  OPEC  and  non-OPEC countries  had  reached  an agreement to cut total output by approximately two million barrels a day beginning April 1, 1999. In the currency markets,

gains  of  approximately  1.4%  were  recorded  primarily  during

February and March from short Swiss franc positions as its  value weakened  versus the U.S. dollar as investors reasoned  that  the

United States is the safest place to invest during the crisis  in

Kosovo due to the fact that it is geographically removed from the actual  conflict and possesses a powerful military force  and  on lack  of  economic  growth in Europe. Gains  were  also  recorded during  January and February from short positions in the euro  as the  value  of the euro fell versus the U.S. dollar.  The  euro's weakness  against  the dollar was attributed to  fears  that  the

European  Central  Bank  may cut interest  rates  amid  a  recent economic  slowdown in that region.  In the agricultural  markets,

gains  of approximately 0.5% were recorded mostly during  January and February from short futures positions in soybeans and soybean oil  as  prices  trended  steadily lower  amid  a  healthy  South

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



The  Partnership's past performance is not necessarily indicative of  its  future results. Any attempt at numerically quantify  the

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets

by  primary market risk category at March 31, 2000 and 1999.   At

March  31,  2000 and 1999, the Partnership's total capitalization was approximately $263 million and $253 million, respectively.

     Primary Market      March 31, 2000        March 31, 1999
     Risk Category       Value at Risk         Value at Risk

     Interest Rate            (1.42)%             (1.25)%

     Currency                 (1.58)              (2.58)

     Equity                   (1.55)              (1.15)

     Commodity                (1.23)              (0.83)

     Aggregate Value at Risk  (3.09)%             (3.17)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open positions  at  March 31, 2000 and 1999 only and is not  necessarily representative  of  either  the  historic  or  future  risk  of  an investment  in  the  Partnership. Because  the  Partnership's  only business  is  the  speculative trading of  futures  interests,  the composition of its trading portfolio can change significantly  over

any  given time period, or even within a single trading  day.   Any

changes in open positions could positively or negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.

Primary Market Risk Category       High        Low        Average

Interest Rate                    (2.11)%     (1.25)%     (1.52)%

Currency                         (2.58)      (1.58)      (2.09)

Equity                           (1.55)      (0.39)      (1.03)

Commodity                        (1.23)      (0.83)      (1.00)

Aggregate Value at Risk          (3.80)%     (2.57)%     (3.16)%


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



The  VaR tables above present the results of the Partnership's  VaR for  each  of  the Partnership's market risk exposures  and  on  an aggregate  basis  at March 31, 2000 and for the  end  of  the  four quarterly  reporting periods from April 1, 1999 through  March  31,

2000.   Since  VaR is based on historical data, VaR should  not  be

viewed   as   predictive  of  the  Partnership's  future  financial

performance or its ability to manage or monitor risk.  There can be no  assurance that the Partnership's actual losses on a  particular day  will  not exceed the VaR amounts indicated above or that  such losses will not occur more than 1 in 100 trading days.

Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances  not needed for margin.  The balances and any market  risk they  may represent are immaterial.  The Partnership also maintains a  substantial portion (approximately 79%) of its available  assets in cash at DWR.  A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership  at  March 31, 2000, by market  sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest  Rate.   The primary market exposure in the  Partnership

was  in  the global interest rate sector.  Exposure was primarily spread  across  the U.S., German, Japanese and European  interest rate  sectors.  Interest rate movements directly affect the price of  the  sovereign bond futures positions held by the Partnership and  indirectly affect the value of its stock index and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries.

The  Partnership also takes futures positions in  the  government debt  of  smaller nations - e.g. Australia.  Demeter  anticipates that  G-7  and Australian interest rates will remain the  primary interest  rate  exposure of the Partnership for  the  foreseeable future.  The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-

term  rates.  Most of the speculative futures positions  held  by

the   Partnership  are  in  medium-  to  long-term   instruments.

Consequently,  even a material change in short-term  rates  would have  little effect on the Partnership, were the medium- to long-

term rates to remain steady.



Currency.  The second largest market exposure at March  31,  2000 was in the currency complex.  The Partnership's currency exposure is  to  exchange rate fluctuations, primarily fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the first quarter  of

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  (Outright positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include the major and minor currencies). Demeter does not anticipate that the risk profile of the Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Equity.   The primary equity exposure is to equity price risk  in

the  G-7  countries.   The  stock index  futures  traded  by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  March  31,  2000,  the  Partnership's  primary

exposures  were  in the Nikkei (Japan), S&P 500  (U.S.)  and  All

Ordinaries   (Australia)  stock  indices.   The  Partnership   is

primarily  exposed to the risk of adverse price trends or  static

markets  in  the  U.S., European and Japanese  indices.   (Static

markets  would not cause major market changes but would  make  it difficult  for  the Partnership to avoid being  "whipsawed"  into numerous small losses).



Commodity.

Energy.  On March 31, 2000, the Partnership's energy exposure was shared  by futures contracts in the oil and natural gas  markets.

Price   movements   in  these  markets  result   from   political

developments  in  the  Middle East, weather patterns,  and  other economic fundamentals. It is possible that volatility will remain high and that significant profits and losses, which have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and is expected to continue in this choppy pattern.



Metals.  The Partnership's primary metals market exposure  is  to fluctuations  in the price of gold and silver.  Although  certain

Trading Advisors will, from time to time, trade base metals  such as  aluminum,  copper, zinc, nickel, tin and lead, the  principal market  exposures  of the Partnership have consistently  been  in precious  metals, such as gold and silver (and, to a much  lesser extent,  platinum).  Exposure was evident in the gold  market  as gold  prices  were volatile during the quarter  ended  March  31,

2000.    Silver  prices  have also remained  volatile  over  this

period,  and the Trading Advisors have, from time to time,  taken positions as they have perceived market opportunities to develop.

Demeter  anticipates that gold and silver will remain the primary metals market exposure for the Partnership.



Soft  Commodities  and Agriculturals .  On March  31,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure, however, was in the soybeans  and soybean  related  products, coffee, corn, and livestock  markets.

Supply  and  demand inequalities, severe weather  disruption  and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances are in euros, Australian dollars, Swiss francs,

British  pounds  and Canadian dollars.  The Partnership  controls the  non-trading  risk of these balances by regularly  converting

these  balances  back  into  dollars  upon  liquidation  of   the

respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  Partnership and the Trading Advisors, separately,  attempt  to manage  the risk of the Partnership's open positions in essentially the  same  manner in all market categories traded. Demeter attempts to  manage  the  market exposure by diversifying the  Partnership's assets  among different Trading Advisors, each of whose  strategies focus  on  different  market sectors and  trading  approaches,  and

monitoring  the  performance  of the Trading  Advisors  daily.   In

addition,    the   Trading   Advisors   establish   diversification

guidelines,  often  set  in  terms of  the  maximum  margin  to  be committed to positions in any one market sector or market-sensitive instrument.



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash.  Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

                   PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion).



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership, Morgan Stanley Dean Witter Spectrum Strategic L.P.

("Spectrum  Strategic")  and Morgan Stanley  Dean  Witter  Spectrum

Global  Balanced L.P. ("Spectrum Global Balanced")  ,  collectively registered 10,000,000 Units pursuant to a Registration Statement on

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

S-1, which became effective on April 30, 1996 (SEC File Number 333-

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



Through  March  31, 2000, 23,252,422.730 Units were  sold,  leaving

9,747,577.270  Units  unsold as of March 31, 2000.   The  aggregate

price of the Units sold through March 31, 2000 is $311,035,153.

Since DWR has paid all offering expenses and no other expenses  are chargeable  against proceeds, 100% of the proceeds of the  offering have been applied to the working capital of the Partnership for use in  accordance with the "Investment Programs, Use of  Proceeds  and

Trading  Policies" section of the Prospectus included  as  part  of each Registration Statement.



Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and Dean Witter  Futures

and  Currency  Management Inc. ("DWFCM")  and  Robert  E.  Murray

replaced him as Chairman of the Board of Demeter and DWFCM.



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




                          Morgan Stanley Dean Witter Spectrum
                          Technical L.P. (Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

May 12, 2000              By:  /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                   Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.