Form 10-Q
period 2000-06-30
MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL LP
filed 2000-08-14
CIK 925306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

Commission file number 0-26338

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.

     (Exact name of registrant as specified in its charter)


          Delaware                                13-3782231
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
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


Yes    X            No___________


       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       June 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 2000 (Unaudited) and December 31, 1999.......2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 2000 and 1999
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-24

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................24-36

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................37

Item 2. Changes in Securities and Use of Proceeds......37-39

Item 5. Other Information.................................39

Item 6. Exhibits and Reports on Form 8-K...............39-40


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                       June 30,      December 31,

2000                                 1999
                                         $                $
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                            236,823,693     251,443,755
 Net unrealized gain on open contracts6,341,343    18,036,296
 Net option premiums              ________-___        (74,725)

      Total Trading Equity       243,165,036     269,405,326

Subscriptions receivable           2,627,779       3,926,914
Interest receivable (DWR)            941,517           900,955

      Total Assets               246,734,332     274,233,195


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               4,009,848       3,057,593
 Accrued brokerage fees (DWR)      1,502,336         1,559,481
 Accrued management fees             828,875         860,403

      Total Liabilities           6,341,059         5,477,477


Partners' Capital

 Limited Partners (17,432,050.003 and
    17,836,873.576 Units, respectively) 237,787,568  265,907,998
  General  Partner (191,022.517 Units)       2,605,705         2,
847,720

 Total Partners' Capital        240,393,273       268,755,718

  Total  Liabilities and Partners' Capital     246,734,332     27
4,233,195


NET     ASSET     VALUE     PER     UNIT                    13.64
14.91

          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)






                                 For the Quarters Ended June 30,


2000                                   1999

$                                         $
REVENUES
 Trading profit (loss):
       Realized                        (9,290,867)     14,016,224
Net change in unrealized         (4,918,179)    9,480,962
      Total Trading Results     (14,209,046)   23,497,186
 Interest Income (DWR)             2,898,197    2,285,240
      Total Revenues            (11,310,849)   25,782,426

EXPENSES

   Brokerage   fees  (DWR)               4,606,761      4,766,147
Management    fees                      2,541,661       2,629,598
Incentive fees                   _______-___       430,097

    Total Expenses                 7,148,422    7,825,842

NET INCOME (LOSS)               (18,459,271)   17,956,584

NET INCOME (LOSS) ALLOCATION

        Limited        Partners                      (18,261,539)
17,768,474
         General        Partner                         (197,732)
188,110

NET INCOME (LOSS) PER UNIT

 Limited Partners                    (1.04)1.08
                          General                         Partner
(1.04)                       1.08



          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                               For the Six Months Ended June 30,


2000                             1999

$                                                         $

REVENUES
 Trading profit (loss):
       Realized                        (1,902,412)     13,840,196
Net change in unrealized        (11,694,953)    1,749,845
      Total Trading Results     (13,597,365)   15,590,041
 Interest Income (DWR)             5,752,462     4,380,011
      Total Revenues            (7,844,903)    19,970,052

EXPENSES

   Brokerage   fees  (DWR)               9,498,674      9,351,466
Management    fees                      5,240,647       5,159,430
Incentive fees                        54,486      430,097
    Total Expenses                14,793,807   14,940,993

NET INCOME (LOSS)               (22,638,710)    5,029,059

NET INCOME (LOSS) ALLOCATION

 Limited    Partners                 (22,396,695)       4,975,541
 General            Partner                             (242,015)
 53,518

NET INCOME (LOSS) PER UNIT

 Limited Partners                     (1.27)         0.27
 General Partner                      (1.27)0.27

          The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY DEAN  WITTER SPECTRUM TECHNICAL L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                         Interest   Partners  Partner    Total




Partners' Capital,
 December 31, 1998 15,824,199.968          $252,455,045          $2,646,389
$255,101,434

Offering of Units  1,984,286.976           31,086,987            160,000
31,246,987

Net                                                        Income
-                                4,975,541          53,518       5,029,059
Redemptions             (776,290.543)                (12,276,616)
-                                    (12,276,616)

Partners' Capital,
 June 30, 1999    17,032,196.401             $276,240,957         $2,859,907
$279,100,864




Partners' Capital,
 December 31, 1999 18,027,896.093          $265,907,998          $2,847,720
$268,755,718

Offering    of    Units      1,279,005.675             18,494,184
-                                          18,494,184

Net                                                          Loss
-                                          (22,396,695)          (242,015)
(22,638,710)

Redemptions       (1,683,829.248)          (24,217,919)          _____-____
(24,217,919)

Partners' Capital,
 June 30, 2000     17,623,072.520          $237,787,568          $2,605,705
$240,393,273






           The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                (22,638,710)               5
,029,059
 Noncash item included in net income (loss):
      Net  change  in  unrealized        11,694,953             (
1,749,845)
Increase in operating assets:
    Interest receivable (DWR)        (40,562)            (62,824)
Net        option       premiums                         (74,725)
-
Increase (decrease) in operating liabilities:
     Accrued brokerage fees (DWR)     (57,145)            148,790
Accrued  management fees              (31,528)             82,090
Incentive        fees       payable                   _______-___
430,097

Net  cash provided by (used for) operating activities(11,147,717)
3,877,367

CASH FLOWS FROM FINANCING ACTIVITIES

Offering   of   Units                   18,494,184              3
1,246,987
(Increase)   decrease   in  subscriptions  receivable   1,299,135
(607,619)
Increase in redemptions payable       952,255             486,091
Redemptions        of       Units                    (24,217,919)
(12,276,616)

Net  cash  provided  by  (used  for)  financing  activities    (3
,472,345)                                        18,848,843
Net  increase  (decrease)  in  cash   (14,620,062)              2
2,726,210
Balance     at     beginning     of     period        251,443,755
235,044,325

Balance     at     end     of     period              236,823,693
257,770,535



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

Commodity  L.P.,  Morgan  Stanley Dean Witter  Spectrum  Currency

L.P.,  Morgan Stanley Dean Witter Spectrum Global Balanced  L.P.,

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

U.S. Treasury bills. Brokerage fees are paid to DWR.



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

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $6,341,343 and

$18,036,296 at June 30, 2000 and December 31, 1999, respectively.



Of  the $6,341,343 net unrealized gain on open contracts at  June

30,  2000,  $6,895,669  related to  exchange-traded  futures  and futures-styled options contracts and $(554,326) related  to  off-

exchange-traded forward currency contracts.



Of  the  $18,036,296  net unrealized gain on  open  contracts  at

December 31, 1999, $17,006,044 related to exchange-traded futures and future-styled options contracts and $1,030,252 related to off-

exchange-traded forward currency contracts.



Exchange-traded futures and futures-styled option contracts  held by  the Partnership at June 30, 2000 and December 31, 1999 mature through  June 2001 and December 2000, respectively. Off-exchange-

traded forward currency contracts held by the Partnership at June

30,  2000 and December 31, 1999 mature through September 2000 and

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



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with respect  to  most  of  the Partnership's assets.  Exchange-traded futures and futures-styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily basis. Each of DWR and Carr, as a futures commission merchant for all  of  the  Partnership's exchange-traded futures and  futures-

styled  options contracts, are required, pursuant to  regulations

of   the  Commodity  Futures  Trading  Commission  ("CFTC"),   to

segregate  from  their own assets, and for the  sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures  and futures-styled  options  contracts,

including an amount equal to the net unrealized gain on all  open futures and futures-styled options contracts, which funds, in the aggregate, totaled $243,719,362 and $268,449,799 at June 30, 2000

and   December  31,  1999,  respectively.  With  respect  to  the

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

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of  the  Trading  Advisors'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations  for the  quarter  and  six  months ended  June  30,  2000  and  1999,

respectively, and a general discussion of its trading  activities during  each period.  It is important to note, however, that  the

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



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  losses net of interest income of $11,310,849  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 5.3% were  recorded  in  the global  interest rate futures markets primarily during April  and early May from long positions in U.S. interest rate futures as prices declined amid fears of additional interest rate hikes by the  U.S.  Federal  Reserve to snuff out inflationary  pressures.

Newly  established  short  positions incurred  additional  losses later  in  May and during June as prices moved higher amid  signs that  U.S.  economic  growth  has slowed  and  the  prospects  of additional  interest  rate  hikes by  the  Federal  Reserve  were

fading.   This  short-term volatility in U.S.  bond  prices  also

resulted  in  losses  being  recorded  from  trading  longer-term

European interest rate futures, particularly German interest rate

futures.   In the global stock index futures markets,  losses  of

approximately 2.1% were incurred primarily during April from long positions  in  Nikkei  Index futures as Japanese  equity  prices,

particularly  technology issues, declined following the  downward move  of  U.S.  stock  prices.  Additional losses  were  recorded

during   June  from  short  positions  in  Nikkei  Index  futures

positions as Japanese equity prices moved higher amid strength in

technology   issues.    In  the  currency  markets,   losses   of

approximately 1.7% were incurred primarily during April from long positions  in  the Japanese yen as the value of the yen  weakened versus  the  U.S. dollar amid fears of additional Bank  of  Japan

("BOJ")  intervention.  During May and June, losses were recorded from  short  positions in the Japanese yen as its value  reversed higher  versus  the U.S. dollar following hints by  BOJ  governor

Hayami  of  the possible end of the zero interest rate policy  in

Japan.  The U.S. dollar continued to weaken versus the yen during

June due to the perception that interest rates in the U.S. may have topped out and that economic growth may finally be slowing.

In   the  metals  markets,  losses  of  approximately  1.1%  were experienced primarily during May from trading copper  and  nickel futures  as  prices  moved inconsistently on  technical  factors.

These losses were partially offset by gains of approximately 4.7%

recorded  primarily during May in the energy  markets  from  long positions in natural gas futures as prices continued their upward trend,  as data released by the American Gas Association  further

confirmed  fears  that inventory levels remain  low.   Adding  to

supply  concerns  were fears that the U.S. demand  will  outstrip production  this summer, when inventories are typically  refilled

for  the  winter.   In the soft commodities markets,  profits  of

approximately 1.2% were recorded primarily during  May  and  June from  long sugar futures positions as prices moved higher due  to

strong  demand  and  declining  production  from  Brazil.   Total

expenses   for  the  three  months  ended  June  30,  2000   were

$7,148,422, resulting in a net loss of $18,459,271.  The value of a  Unit decreased from $14.68 at March 31, 2000 to $13.64 at June

30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total  trading  losses net of interest income of  $7,844,903  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 9.1% were  recorded  in  the global  interest rate futures markets primarily during April  and early May from long positions in U.S. interest rate futures as prices declined amid fears of additional interest rate hikes by the  U.S.  Federal  Reserve to snuff out inflationary  pressures.

Newly  established  short  positions incurred  additional  losses later  in  May and during June as prices moved higher amid  signs that  U.S.  economic  growth  has slowed  and  the  prospects  of additional  interest  rate  hikes by  the  Federal  Reserve  were

fading.   This  short-term volatility in U.S.  bond  prices  also

resulted  in  losses  being  recorded  from  trading  longer-term

European interest rate futures, particularly German interest rate

futures.   In  the  metals markets, losses of approximately  3.9%

were  experienced primarily from short gold futures positions  as gold  prices  spiked  sharply higher  on  February  4,  as  short covering,  rumored  producer  hedge unwinding  and  fresh  buying fueled panicky rallies.  Newly established long positions in gold futures  produced  additional losses later in  February  as  gold

prices   fell.    In   the  agricultural   markets,   losses   of

approximately 1.3% were incurred primarily during  May  and  June from  long  positions in wheat and corn futures as  grain  prices moved  lower  due to heavy rain in the key U.S. growing  regions.

In  the  currency  markets,  losses of  approximately  1.1%  were incurred  primarily  during  April from  long  positions  in  the

Japanese  yen  as the value of the yen weakened versus  the  U.S.

dollar amid fears of additional BOJ intervention. During May  and

June,  losses were recorded from short positions in the  Japanese yen as its value reversed higher versus the U.S. dollar following hints by BOJ governor Hayami of the possible end of the zero interest rate policy in Japan. The U.S. dollar continued to weaken  versus  the  yen during June due to the  perception  that

interest  rates  in the U.S. may have topped out.   These  losses

were  partially  offset by gains of approximately  9.5%  recorded primarily  during May from long positions in natural gas  futures as  prices continued their upward trend, as data released by  the

American  Gas Association further confirmed fears that  inventory levels remain low.  Adding to supply concerns were fears that the

U.S.   demand   will  outstrip  production  this   summer,   when

inventories  are  typically refilled for the winter.   Additional

gains  were  recorded primarily during January and February  from long  futures positions in crude oil and its refined products  as oil  prices increased on concerns about future output levels from the  world's leading producer countries amid dwindling stockpiles and  increasing demand.  In the soft commodities markets, profits of approximately 0.6% were recorded primarily during May and June from  long sugar futures positions as prices moved higher due  to

strong  demand  and  declining  production  from  Brazil.   Total

expenses for the six months ended June 30, 2000 were $14,793,807,

resulting  in  a net loss of $22,638,710.  The value  of  a  Unit decreased from $14.91 at December 31, 1999 to $13.64 at June  30,

2000.



For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $25,782,426 and posted an increase in Net Asset Value per Unit. The most significant  gains  of approximately 5.3% were  recorded  in  the

global  interest  rate  futures  markets  primarily  from   short

positions in U.S. interest rate futures as prices in this  market declined  throughout the quarter on inflationary  fears  and  the possibility of interest rate hikes in the U.S.  Additional  gains were  recorded  from long positions in Japanese  government  bond futures  as prices increased during the first half of the quarter when  the government proposed no new economic spending plans  and

on  bearish  comments by a Senior Finance official.   Gains  were

also  recorded during the second half of the quarter  from  newly established  short  positions as Japanese  bond  prices  reversed lower on a more favorable outlook for that country's economy.  In the currency markets, profits of approximately 2.9% were recorded primarily  from  short  positions in  the  Swiss  franc  and  the

European  common  currency as the value of  the  franc  and  euro declined versus the U.S. dollar during the quarter.  The weakness in  these  European currencies relative to the  U.S.  dollar  was attributed  primarily  to  concerns regarding  European  economic

growth,   the  crisis  in  Yugoslavia  and  potentially  widening

interest  rate  differentials with  the  U.S.   Gains  were  also

recorded   in   the  global  stock  index  futures   markets   of

approximately 1.3% primarily from long positions in Nikkei  Index futures  as  prices  surged during April  on  optimism  that  the

Japanese  government would take more measures to stimulate  their economy and during June on news that Japan's gross domestic
product had grown much more than recent market expectations.   In

the  energy  markets, gains of approximately 1.1%  were  recorded primarily during April and June from long positions in crude  oil

futures   as   oil  prices  rose  on  signs  of  better   demand,

particularly from Asia, a decline in inventory levels  and  signs that  OPEC member states were respecting output cuts.  A  portion of  the Partnership's overall gains for the quarter was offset by

losses   experienced   in   the  soft  commodities   markets   of

approximately  1.2% primarily from long coffee futures  positions as  prices  plummeted  during June  on  the  news  of  a  bearish

Commitments  of  Traders  report  and  on  forecasts  for  warmer temperatures  in  Brazil.  Losses were also  experienced  in  the metals  markets of approximately 1.0% primarily during  May  from long  positions  in copper futures as prices  moved  lower  as  a

result   of  a  technical  sell-off  and  as  highly  anticipated

production  cuts failed to materialize.  Additional  losses  were recorded  during June due to a reduction in London Metal Exchange warehouse stocks. Total expenses for the three months ended  June

30, 1999 were $7,825,842, resulting in net income of $17,956,584.

The  value of a Unit increased from $15.31 at March 31,  1999  to

$16.39 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading revenues including interest income of  $19,970,052 and  posted  an  increase in Net Asset Value per Unit.  The  most significant gains of approximately 4.3% were recorded in the currency markets primarily from short positions in the Swiss franc  and the European common currency as the value of the franc and  euro declined versus the U.S. dollar throughout most of  the year.  The weakness in these European currencies relative to  the

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

United States was the safest place to invest during the crisis in

Kosovo.  In the energy markets, gains of approximately 2.9%  were recorded  primarily from long positions in crude oil  futures  as oil  prices  moved  considerably higher during March,  April  and

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

Gains  were  also  recorded  in the global  stock  index  futures markets  of  approximately 1.3% primarily from long positions  in

Nikkei  Index  futures  as  prices surged  on  positive  economic factors  in  Japan during March, optimism during April  that  the

Japanese government would take more measures to stimulate their economy and on news during June that Japan's gross domestic

product had grown much more than recent market expectations.   In

the agricultural markets, short futures positions in soybeans and soybean  oil  resulted in gains of approximately  0.9%  primarily during January, February and May as prices trended steadily lower amid  a healthy South American crop, fears that Brazil will flood the  market  in an effort to aid their ailing economy  and  on  a

bearish   USDA   supply-demand  report.    A   portion   of   the

Partnership's overall gains for the year were offset by losses of approximately 2.3% experienced in the metals markets particularly during  the month of March from long silver futures positions  as prices  declined  during  mid-month  after  Berkshire  Hathaway's annual  report  failed  to provide any  new  information  on  the company's  silver positions.  Additional losses of  approximately

1.8%  were  experienced in the soft commodities markets primarily from  long  coffee  futures positions as  prices  dropped  during

January  on  fears spurred by the collapse of the Brazilian  real and  during June amid warmer temperatures in Brazil and  abundant supplies.  Smaller losses of approximately 1.0% were recorded  in the  livestock  markets primarily from short  positions  in  live cattle  futures during January as prices moved sharply higher  on concerns  that  winter  storms would hurt supplies,  as  well  as during  late May and early June on stronger-than-expected demand.

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets

by  primary market risk category at June 30, 2000 and  1999.   At

June  30,  2000  and 1999, the Partnership's total capitalization was approximately $240 million and $279 million, respectively.


     Primary Market           June 30, 2000    June 30, 1999
     Risk Category            Value at Risk    Value at Risk

     Interest Rate               (1.57)%          (2.11)%

     Currency                    (0.93)           (2.36)

     Equity                      (0.47)           (1.02)

     Commodity                   (1.32)           (0.86)

     Aggregate Value at Risk     (2.25)%          (3.80)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.

Primary Market Risk Category       High        Low        Average

Interest Rate                    (2.11)%     (1.25)%     (1.59)%

Currency                         (2.58)      (0.93)      (1.86)

Equity                           (1.55)      (0.47)      (1.05)

Commodity                        (1.32)      (0.83)      (1.06)

Aggregate Value at Risk          (3.80)%     (2.25)%     (3.08)%


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



The  VaR tables above present the results of the Partnership's  VaR for  each  of  the Partnership's market risk exposures  and  on  an aggregate  basis  at  June 30, 2000 and for the  end  of  the  four quarterly  reporting  periods from July 1, 1999  through  June  30,

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



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances  not needed for margin.  The balances and any market  risk

they   may  represent  are  immaterial.   At  June  30,  2000   the

Partnership's  cash  balance at DWR was approximately  86%  of  its total Net Asset Value.  A decline in short-term interest rates will result  in  a decline in the Partnership's cash management  income.

This cash flow risk is not considered material.



Materiality,  as  used  throughout this section,  is  based  on  an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage,

optionality  and  multiplier features of the Partnership's  market-

sensitive instruments.



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

The  following  were the primary trading risk  exposures  of  the

Partnership as of June 30, 2000, by market sectors.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest Rate. The primary market exposure in the Partnership  at

June  30,  2000 was in the global interest rate sector.  Exposure was  primarily  spread  across the  Japanese,  U.S.,  German  and

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

-  e.g.  Australia.  Demeter anticipates that G-7 and  Australian interest rates will remain the primary interest rate exposures of

the  Partnership  for  the foreseeable future.   The  changes  in

interest rates which have the most effect on the Partnership  are

changes  in long-term, as opposed to short-term rates.   Most  of

the speculative futures positions held by the Partnership are  in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the

Partnership,  were  the  medium- to  long-term  rates  to  remain steady.



Currency. The second largest market exposure at June 30, 2000 was in  the currency complex.  The Partnership's currency exposure is to  exchange  rate  fluctuations,  primarily  fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the second quarter of

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include the major and minor currencies.  Demeter  does not  anticipate  that  the  risk  profile  of  the  Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.

Equity.    The  primary equity exposure at June 30, 2000  was  to

equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on broadly  based  indices.  As of June 30, 2000, the  Partnership's primary  exposures were in the DAX (Germany), Nikkei (Japan)  and the  CAC 40 (France) stock indices.  The Partnership is primarily exposed to the risk of adverse price trends or static markets  in the  U.S.,  European and Japanese indices.  Static markets  would not  cause  major market changes but would make it difficult  for the  Partnership to avoid being "whipsawed" into  numerous  small losses.



Commodity.

Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily  by  futures contracts in  the  crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.    The  Partnership's primary metals market  exposure  at

June 30, 2000 was to fluctuations in the price of gold and
silver.   Although certain Trading Advisors will,  from  time  to

time,  trade  base  metals such as aluminum, copper,  nickel  and zinc,  the  principal  market exposures of the  Partnership  have consistently been in precious metals, gold and silver (and, to  a much  lesser extent, platinum). Exposure was evident in the  gold

market  as gold prices were volatile during the quarter.   Silver

prices  also remained volatile over this period, and the  Trading

Advisors  took  positions  when market  opportunities  developed.

Demeter  anticipates that gold and silver will remain the primary metals market exposure for the Partnership.



Soft  Commodities  and  Agriculturals.  On  June  30,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure, however, was in the sugar, coffee and corn markets.  Supply and demand inequalities, severe weather disruption  and  market expectations affect  price  movements  in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances at June 30, 2000 were in Swiss francs, Japanese yen, Swedish kronas, Australian dollars and British pounds.  The

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

Demeter  attempts to manage the market exposure  by  diversifying the  Partnership's assets among different Trading Advisors,  each of whose strategies focus on different market sectors and trading approaches,  and  by monitoring the performance  of  the  Trading

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

                   PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q for the quarter ended March 31, 2000  and

Form 10-K for the year ended December 31, 1999.



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



Through  June  30,  2000, 23,840,318.477 Units were  sold,  leaving

9,159,681.523  Units  unsold as of June 30,  2000.   The  aggregate

price of the Units sold through June 30, 2000 is $319,219,076.

Since DWR has paid all offering expenses and no other expenses  are chargeable  against proceeds, 100% of the proceeds of the  offering have been applied to the working capital of the Partnership for use in  accordance with the "Investment Programs, Use of  Proceeds  and

Trading  Policies" section of the Prospectus included  as  part  of each Registration Statement.



Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures  Currency  Management  Inc.   Effective  July  10,  2000,

Raymond E. Koch replaced Lewis A. Raibley, III as Chief Financial

Officer of Demeter.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

3.01 Form of Amended and Restated Limited Partnership Agreement of the Partnership is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated March 6, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 9, 2000.

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
     among    the Partnership, Demeter Management Corporation, and
     Chesapeake Capital Corporation is incorporated by reference  to
     Exhibit 10.02 of the Partnership's Form 10-K (File No. 0- 26338) for fiscal year ended December 31, 1998.

10.03       Management Agreement, dated as of November  1,  1994,
     among    the Partnership, Demeter Management Corporation, and
     John W.  Henry & Co. is incorporated by reference to Exhibit
     10.03 of  the Partnership's Form 10-K (File No. 0-26338) for
     fiscal    year ended December 31, 1998.

10.04 Amended and Restated Customer Agreement, dated as of December 1, 1997, between the Partnership and Dean Witter
     Reynolds Inc. is incorporated by reference to Exhibit 1.04   of
     the Partnership's Form 10-K (File No. 0-26338) for fiscal year ended December 31, 1998.

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

10.07       Subscription  and  Exchange Agreement  and  Power  of
     Attorney  to   be  executed by each purchaser  of  Units  is
     incorporated by    reference to Exhibit B of the Partnership's
     Prospectus dated  March 6, 2000, filed with the Securities and
     Exchange        Commission pursuant to Rule 424(b)(3) under the
     Securities   Act of 1933, as amended, on March 9, 2000.

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




                          Morgan Stanley Dean Witter Spectrum
                          Technical L.P. (Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

August 14, 2000           By: /s/ Raymond E. Koch
                                  Raymond E. Koch
                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.