Form 10-Q
period 2000-09-30
MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL LP
filed 2000-11-14
CIK 925306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                     September 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 2000 (Unaudited) and December 31, 1999.......2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 2000 and 1999
     (Unaudited)................................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)...............7-
     13

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......14-26

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................26-39

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................40

Item 2. Changes in Securities and Use of Proceeds...........40-42

Item 5. Other Information......................................42

Item 6. Exhibits and Reports on Form 8-K....................43-44


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,     December 31,

2000                                 1999
                                         $                $
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                            226,511,024     251,443,755
  Net  unrealized  gain  (loss) on open contracts(9,507,450)18,03
6,296
 Net option premiums                 ____-___         (74,725)

      Total Trading Equity       217,003,574     269,405,326

Subscriptions receivable           2,026,587       3,926,914
Interest receivable (DWR)             966,661          900,955

      Total Assets               219,996,822     274,233,195


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               3,704,890       3,057,593
 Accrued brokerage fees (DWR)      1,426,336         1,559,481
 Accrued management fees             786,944         860,403

      Total Liabilities          5,918,170          5,477,477


Partners' Capital

 Limited Partners (17,046,483.542 and
        17,836,873.576  Units, respectively)  211,706,276   265,9
07,998
  General  Partner (191,022.517 Units)      2,372,376         2,8
47,720

 Total Partners' Capital        214,078,652       268,755,718

  Total  Liabilities and Partners' Capital   219,996,822     274,
233,195


NET     ASSET     VALUE     PER     UNIT                    12.42
14.91


          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)






                              For the Quarters Ended September 30,


2000                                   1999

$                                         $
REVENUES
 Trading profit (loss):
       Realized                       (1,698,436)         864,430
Net change in unrealized        (15,848,793)   (8,011,531)
      Total Trading Results     (17,547,229)  (7,147,101)
 Interest Income (DWR)             2,900,333    2,574,538
      Total Revenues           (14,646,896)    (4,572,563)

EXPENSES

   Brokerage   fees  (DWR)               4,267,433      5,041,583
Management fees                    2,354,445     2,781,562
      Total Expenses               6,621,878     7,823,145

NET LOSS                        (21,268,774)  (12,395,708)

NET LOSS ALLOCATION

                         Limited                         Partners
(21,035,445)                (12,268,803)
         General        Partner                         (233,329)
(126,905)

NET LOSS PER UNIT

 Limited Partners                    (1.22)(0.73)
                          General                         Partner
(1.22)                       (0.73)





          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                            For the Nine Months Ended September 30,


2000                             1999

$                                                         $

REVENUES
 Trading profit (loss):
       Realized                        (3,600,848)     14,704,626
Net change in unrealized        (27,543,746)    (6,261,686)
      Total Trading Results     (31,144,594)    8,442,940
 Interest Income (DWR)             8,652,795     6,954,549
      Total Revenues           (22,491,799)    15,397,489

EXPENSES

   Brokerage   fees  (DWR)              13,766,107     14,393,049
Management    fees                      7,595,092       7,940,992
Incentive fees                        54,486      430,097
    Total Expenses                21,415,685   22,764,138

NET LOSS                        (43,907,484)    (7,366,649)

NET LOSS ALLOCATION

 Limited    Partners                 (43,432,140)     (7,293,262)
 General            Partner                             (475,344)
 (73,387)

NET LOSS PER UNIT

 Limited Partners                     (2.49)       (0.46)
 General Partner                      (2.49)(0.46)



          The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY DEAN  WITTER SPECTRUM TECHNICAL L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                         Interest   Partners  Partner    Total




Partners' Capital,
 December 31, 1998 15,824,199.968          $252,455,045          $2,646,389
$255,101,434

Offering of Units  3,096,204.722           48,485,453            310,000
48,795,453

Net                                                          Loss
-                     (7,293,262)          (73,387)  (7,366,649)
Redemptions           (1,085,118.060)                (17,147,908)
-                                    (17,147,908)

Partners' Capital,
 September 30, 1999 17,835,286.630           $276,499,328         $2,883,002
$279,382,330




Partners' Capital,
 December 31, 1999 18,027,896.093          $265,907,998          $2,847,720
$268,755,718

Offering    of    Units      1,778,920.473             25,005,790
-                                          25,005,790

Net                                                          Loss
-                                          (43,432,140)          (475,344)
(43,907,484)

Redemptions           (2,569,310.507)                (35,775,372)
-                                    (35,775,372)

Partners' Capital,
 September 30, 2000  17,237,506.059          $211,706,276         $2,372,376
$214,078,652








           The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $
CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                         (43,907,484)
(7,366,649)
 Noncash item included in net loss:
      Net  change  in  unrealized        27,543,746             6
,261,686
(Increase) decrease in operating assets:
      Interest  receivable  (DWR)         (65,706)              (
184,497)
Net   option   premiums                   (74,725)              1
,483,429
Increase (decrease) in operating liabilities:
     Accrued brokerage fees (DWR)    (133,145)            259,946
Accrued        management       fees                     (73,459)
143,418

Net  cash  provided  by  (used  for)  operating  activities   (16
,710,773)                                            597,333

CASH FLOWS FROM FINANCING ACTIVITIES

Offering   of   Units                   25,005,790              4
8,795,453
Decrease in subscriptions receivable 1,900,327           75,349
Increase in redemptions payable       647,297             230,747
Redemptions        of       Units                    (35,775,372)
(17,147,908)
Net   cash   provided   by   (used  for)   financing   activities
(8,221,958)                                       31,953,641
Net  increase  (decrease)  in  cash   (24,932,731)              3
2,550,974
Balance     at     beginning     of     period        251,443,755
235,044,325

Balance     at     end     of     period              226,511,024
267,595,299





          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition of  Morgan  Stanley  Dean  Witter Spectrum  Technical  L.P.  (the

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

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December 31, 1998. SFAS No. 133 superceded SFAS Nos. 119 and 105,

which  required the disclosure of average aggregate  fair  values

and   contract/notional  values,  respectively,   of   derivative

financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.
Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  statements  of financial condition and totaled  $(9,507,450)

and  $18,036,296  at  September 30, 2000 and December  31,  1999,

respectively.



Of  the  $9,507,450  net unrealized loss  on  open  contracts  at

September 30, 2000, $6,831,060 related to exchange-traded futures and  futures-styled options contracts and $2,676,390  related  to off-exchange-traded forward currency contracts.

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Of  the  $18,036,296  net unrealized gain on  open  contracts  at

December 31, 1999, $17,006,044 related to exchange-traded futures and future-styled options contracts and $1,030,252 related to off-

exchange-traded forward currency contracts.



Exchange-traded futures and futures-styled option contracts  held by  the  Partnership at September 30, 2000 and December 31,  1999

mature  through  September 2001 and December 2000,  respectively.

Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at September 30, 2000 and December 31,  1999  mature through December 2000 and March 2000, respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with respect  to  most  of  the Partnership's assets.  Exchange-traded futures and futures-styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily basis. Each of DWR and Carr, as a futures commission merchant for

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


all  of  the  Partnership's exchange-traded futures and  futures-

styled  options contracts, are required, pursuant to  regulations

of   the  Commodity  Futures  Trading  Commission  ("CFTC"),   to

segregate  from  their own assets, and for the  sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures  and futures-styled  options  contracts,

including  an amount equal to the net unrealized gain  (loss)  on all  open  futures  and futures-styled options  contracts,  which funds, in the aggregate, totaled $219,679,964 and $268,449,799 at

September  30,  2000  and December 31, 1999,  respectively.  With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net unrealized  gain (loss) on open forward contracts be  segregated.

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

       MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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

the  quarters and nine months ended September 30, 2000 and  1999,

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



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$14,646,896  and posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 4.1% were recorded in  the  global stock index futures markets primarily during  the first half of September from long positions in U.S. stock index futures as prices declined due to jitters in the technology sector  and  a worrisome spike in oil prices.  Additional  losses were  experienced during early July from short positions  in  DAX

Index  futures  as  prices  moved  higher  on  strength  in   the

technology sector and inflation-friendly economic data out of the

U.S.   A  decline  in  prices during the  second  half  of  July,

resulted   in  additional  losses  for  newly  established   long

positions  in DAX Index futures, as fears of additional  interest rate hikes in the U.S. and the Eurozone took hold.  In the global interest rate futures markets, losses of approximately 3.0%  were recorded  primarily during August from long positions in Japanese government  bond  futures as prices fell on the back  of  growing hopes  for  an  economic recovery and higher  interest  rates  in

Japan.   During  September, additional losses were recorded  from

newly  established  short positions in Japanese  government  bond futures positions as prices surged and long-term rates dropped as investors  sought  refuge from falls in U.S. and  Japanese  stock

prices.   In  the currency markets, losses of approximately  1.2%

were experienced primarily during August from short positions  in the Japanese yen as its value strengthened versus the U.S. dollar following comments by a senior Japanese official stating that the

Bank  of  Japan  could raise interest rates  again  by  year-end.

During  September, additional losses were experienced from  newly established  long  positions in the Japanese  yen  as  its  value weakened  versus the U.S. dollar after a concerted  central  bank intervention of the euro, as well as resurfacing concerns over

Japan's  economy.   In the soft commodities  markets,  losses  of

approximately 0.4% were incurred primarily during July from short cotton  futures  positions as cotton prices  jumped  higher  amid fears that the dryness and heat in Texas would slash the size  of the  U.S.  crop.  During August and September, additional  losses were  recorded  from long positions in cotton futures  as  prices

moved  lower  on  rain-related  quality  concerns  in  the   U.S.

Southeast  and  harvest delays.  Offsetting gains  were  recorded during July from long sugar futures positions as prices increased on  forecasts  that  the world surplus will shrink  with  smaller

crops  in  2000-2001.   A  portion of the  Partnership's  overall

losses for the quarter were offset by gains of approximately 1.0%

recorded  in  the  energy markets.  During August,  profits  were recorded from long positions in crude oil futures and its related

products   as   prices  increased  as  ongoing  supply   concerns

outweighed  signals  from  Saudi Arabia  that  it  would  seek  a

suitable  production  increase to ease  the  crunch.   Additional

gains were recorded from long positions in natural gas futures as

prices  moved  higher amid supply and storage concerns.   In  the

metals   markets,  gains  of  approximately  0.3%  were  recorded

throughout  a  majority  of the quarter from  long  positions  in copper  futures as prices increased on technically  based  buying and  declines in copper supplies.  Total expenses for  the  three months ended September 30, 2000 were $6,621,878, resulting  in  a net loss of $21,268,774.  The value of a Unit decreased from

$13.64 at June 30, 2000 to $12.42 at September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$22,491,799  and posted a decrease in Net Asset Value  per  Unit.

The  most significant losses of approximately 12.1% were recorded in  the  global  interest rate futures markets  primarily  during

April  and  early May from long positions in U.S.  interest  rate futures as prices declined amid fears of additional interest rate hikes  by  the  U.S.  Federal Reserve.  Newly  established  short positions incurred additional losses later in May and during June as  prices moved higher amid signs that U.S. economic growth  has slowed and the prospects of additional interest rate hikes by the

Federal  Reserve  were fading.  Additional losses  were  recorded from  long  positions in U.S. interest rate futures, particularly

30-year  Treasury bond futures, as domestic bond prices  reversed

lower   during   mid  September  amid  steep   oil   prices   and

disappointing  budget  surplus data that  prompted  investors  to

shift  into  shorter-dated instruments and corporate debt.   This

short-term volatility in U.S. bond prices also resulted in losses being  recorded from trading longer-term European  interest  rate

futures,  particularly  German interest  rate  futures.   In  the

global stock index futures markets, losses of approximately  3.9%

were   experienced  primarily  during  January  from   short-term

volatile   price  movements  in  European  stock  index  futures,

particularly FTSE Index futures. Additional losses were incurred from long positions in FTSE Index futures as most stock indices around the world sagged during September on concerns about costly

crude   oil,  a  weak  euro  and  profit  warnings  from   Intel.

Additional  losses  were experienced during  the  first  half  of

September  from  long positions in U.S. stock  index  futures  as prices declined due to jitters in the technology sector.  In  the metals  markets,  losses of approximately 3.7%  were  experienced primarily from short gold futures positions as gold prices spiked sharply  higher on February 4.  Newly established long  positions in  gold futures produced additional losses later in February  as

gold  prices  fell.   During  mid July,  additional  losses  were

recorded  from  long gold futures positions as gold  prices  fell after  the  Bank  of England announced the results  of  its  gold auction,  which had concluded at a lower price than most  dealers expected.  In the currency markets, losses of approximately  2.2%

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

During  August,  additional  losses  were  recorded  from   short

positions  in  the Japanese yen as its value strengthened  versus the  U.S. dollar following comments by a senior Japanese official stating that the BOJ could raise interest rates again by year-
end.   During September, additional losses were experienced  from newly established long positions in the Japanese yen as its value weakened  versus  the  U.S. dollar after concerted  central  bank intervention  of the euro, as well as resurfacing  concerns  over

Japan's economy.  These losses were partially offset by gains  of approximately  10.8%  recorded in the  energy  markets  primarily during  May from long positions in natural gas futures as  prices continued  their upward trend, as data released by  the  American

Gas  Association  further confirmed fears that  inventory  levels remain  low.  During August and September, additional gains  were recorded  from  long positions in natural gas futures  as  prices moved  higher amid supply and storage concerns.  Additional gains were  recorded  primarily during January and February  from  long futures  positions in crude oil and its refined products  as  oil prices increased on concerns about future output levels from  the world's leading producer countries amid dwindling stockpiles  and increasing demand.  During August, additional gains were produced from  long positions in crude oil futures as prices increased  as ongoing supply concerns outweighed signals from Saudi Arabia that it  would seek a suitable production increase to ease the crunch.

In  the  soft commodities markets, profits of approximately  0.3%

were  recorded during May, June and July from long sugar  futures positions  as prices moved higher due to strong demand, declining

production  from  Brazil  and  forecasts  for  shrinking   global

surplus.  Total expenses for the nine months ended September 30,

2000  were  $21,415,685, resulting in a net loss of  $43,907,484.

The value of a Unit decreased from $14.91 at December 31, 1999 to

$12.42 at September 30, 2000.



For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$4,572,563  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 4.2% were recorded in  the  global stock index futures markets primarily  from  long positions in ASE All Ordinaries Index futures as Australian stock prices  moved lower during July on inflationary concerns  in  the

U.S.  During August, losses were experienced from short positions in  this market index as prices increased due to a surge on  Wall

Street and on Australian job figures that showed the lowest  rate

of  unemployment in that country in nine years.   In  the  global

interest rate futures markets, losses of approximately 2.5%  were recorded  during  September primarily  from  short  positions  in

Japanese  government  bond  futures  as  prices  rallied  on  the strength  of  the  Japanese yen and expectations that  additional

monetary  easing  in that country will come.   Additional  losses

were  experienced  during August from short  U.S.  interest  rate futures positions as U.S. Treasury prices moved higher on  benign

inflation   data,  a  successful  corporate  bond  offering   and

anticipation of the Federal Reserve's decision to raise  interest rates.

Offsetting  gains  in  this market complex were  recorded  during

September  from  short  German bond  futures  positions  as  most

European bond prices decreased on signs of a resurgence  in  that region's economy.  In the metals markets, losses of approximately

0.2% were experienced primarily from short gold futures positions as prices skyrocketed due to the results of the Bank of England's second  gold  auction on September 21 and the announcement  of  a plan by several European central banks to restrict sales of their gold reserves for five years.  In the currency markets, losses of approximately 0.1% were recorded during July primarily from short positions in the Swiss franc and the euro as the value  of  these currencies strengthened versus the U.S. dollar due to  a  better-

than-expected German business sentiment survey and a record  U.S.

trade  deficit.   Additional  losses  were  recorded  from   long

positions  in  these currencies as the value of the  U.S.  dollar rallied higher versus most major currencies on Monday, August  23 amid  a  rally  in U.S. stock prices and on September  10  as  an

intervention by the BOJ temporarily strengthened the dollar.   As

a  result, new short positions were established in the  euro  and the  Swiss  franc  only to result in additional losses  as  these currencies strengthened versus the U.S. dollar during the  latter half  of September after the July U.S. trade figures reflected  a record  deficit.  Offsetting currency gains were recorded  during

August  and  September from long Japanese yen  positions  as  the value of the yen increased versus the U.S. dollar due to positive economic data out of that country and optimism over Japan's economic recovery. A portion of the Partnership's overall losses for  the  quarter  was  offset  by gains  of  approximately  5.1%

recorded in energy markets primarily from long positions in crude oil  futures and its refined products, unleaded gas, heating  oil and  gas  oil,  as  oil prices climbed higher during  August  and

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

September  30, 1999 were $7,823,145 resulting in a  net  loss  of

$12,395,708.  The value of a Unit decreased from $16.39  at  June

30, 1999 to $15.66 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$15,397,489 and, after expenses, posted a decrease in  Net  Asset

Value  per  Unit.   The most significant losses of  approximately

3.2%  were  recorded  in the global stock index  futures  markets primarily  from long positions in German stock index  futures  as

European  equity prices moved lower throughout the first  quarter amid  rising  global  bond  yields and skepticism  regarding  the

stability  of  emerging  market  economies.   Losses  were   also

incurred  during late July from long German stock  index  futures

positions  as  prices  declined  as  investors  reacted  to   the

strengthening euro by selling automaker and export-dependent stocks. In the metals markets, losses of approximately 2.5% were recorded  particularly during the month of March  primarily  from long silver futures positions as prices declined during mid-month after  Berkshire Hathaway's annual report failed to  provide  any

new  information  on the company's silver positions.   Additional

losses  of  approximately  1.6%  were  experienced  in  the  soft commodities markets primarily from long coffee futures  positions as prices dropped during January on fears spurred by the collapse of  the Brazilian real and during June amid abundant supplies and warmer  temperatures  in  Brazil.  In the  global  interest  rate futures markets, losses of approximately 1.2% were recorded early in  the  first  quarter primarily from short Japanese  government bond futures positions as prices surged higher in response to the

BOJ's  aggressive  easing of monetary policy.  Additional  losses

were   experienced  later  in  the  first  quarter   from   newly

established long positions as prices retreated following comments by  BOJ Governor Masaru Hayami that he expected interest rates in

Japan  to rise over time.  During September, losses were recorded from  short  positions  in Japanese government  bond  futures  as

prices   rallied  on  the  strength  of  the  Japanese  yen   and

expectations that additional monetary easing in that country will

come.    These   losses  were  partially  offset  by   gains   of

approximately 8.1% recorded in the energy markets primarily  from long  positions  in  crude oil futures and its refined  products,

unleaded  gas, heating oil and gas oil, as prices climbed  higher during March following an agreement reached by both OPEC and non-

OPEC  countries  to cut total output beginning  April  1st.   Oil

prices continued to move higher throughout the third quarter  due to  declining  supplies and increasing demand.  In  the  currency markets, gains of approximately 4.1% were recorded primarily from short  positions in the Swiss franc and the euro as the value  of these  currencies declined versus the U.S. dollar throughout  the

first   half  of  the  year.   The  weakness  in  these  European

currencies relative to the U.S. dollar was largely attributed  to concerns  regarding  European  economic  growth  and  potentially widening interest rate differentials between Europe and the  U.S.

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

The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category at September 30, 2000 and  1999.

At   September  30,  2000  and  1999,  the  Partnership's   total

capitalization was approximately $214 million and  $279  million,

respectively.

     Primary Market       September 30, 2000  September 30, 1999
     Risk Category           Value at Risk       Value at Risk

     Currency                   (1.80)%                  (1.84)%
     Interest Rate              (1.00)                   (1.31)
     Equity                     (1.05)                   (0.39)

     Commodity                  (1.65)                   (1.07)

     Aggregate Value at Risk    (2.71)%                  (2.57)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.


Primary Market Risk Category       High        Low        Average

Currency                         (1.80)%     (0.93)%     (1.33)%

Interest Rate                    (1.57)      (0.72)      (1.18)

Equity                           (1.55)      (0.47)      (0.98)

Commodity                        (1.65)      (0.70)      (1.23)

Aggregate Value at Risk          (3.09)%     (1.69)%     (2.43)%


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



The  VaR  tables  above,  as well as the past  performance  of  the

Partnership,  give  no  indication  of  such  "risk  of  ruin".  In addition,  VaR  risk  measures should be viewed  in  light  of  the methodology's limitations, which include the following:

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



The  VaR tables above present the results of the Partnership's  VaR for  each  of  the Partnership's market risk exposures  and  on  an aggregate basis at September 30, 2000 and for the end of  the  four quarterly  reporting periods from October 1, 1999 through September

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



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  These balances and any market risk they  may  represent  are immaterial.  At September  30,  2000  the

Partnership's  cash  balance at DWR was approximately  80%  of  its total Net Asset Value.  A decline in short-term interest rates will result  in  a decline in the Partnership's cash management  income.

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



The  following  were  the primary trading  risk  exposures  of  the

Partnership as of September 30, 2000, by market sector.  It may  be

anticipated  however,  that  these  market  exposures   will   vary

materially over time.



Currency.   The  primary  market exposure  in  the  Partnership  at

September  30,  2000 was in the currency sector.  The Partnership's currency  exposure  is  to  exchange rate  fluctuations,  primarily fluctuations which disrupt the historical pricing relationships
between  different  currencies and currency pairs.   Interest  rate

changes  as  well  as  political and  general  economic  conditions influence  these fluctuations.  The Partnership trades in  a  large number  of  currencies,  including cross-rates  -  i.e.,  positions between  two currencies other than the U.S. dollar.  For the  third quarter of 2000, the Partnership's major exposures were in the euro

currency  crosses  and  outright U.S. dollar  positions.   Outright

positions  consist of the U.S. dollar vs. other currencies.   These

other currencies include major and minor currencies.  Demeter  does not  anticipate that the risk profile of the Partnership's currency

sector  will  change  significantly in the  future.   The  currency

trading  VaR figure includes foreign margin amounts converted  into

U.S. dollars with an incremental adjustment to reflect the exchange rate  risk  inherent to the dollar-based Partnership in  expressing

VaR in a functional currency other than dollars.



Interest  Rate. The second largest market exposure  at  September

30,  2000 was in the global interest rate complex.  Exposure  was primarily spread across the U.S., Japanese and European  interest rate  sectors.  Interest rate movements directly affect the price of  the  sovereign bond futures positions held by the Partnership and  indirectly affect the value of its stock index and  currency

positions.   Interest rate movements in one country  as  well  as

relative interest rate movements between countries may materially

impact   the   Partnership's  profitability.   The  Partnership's

primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries.

The  G-7  countries  consists of France, U.S., Britain,  Germany,

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



Equity.    The primary equity exposure at September 30, 2000  was

to  equity  price  risk in the G-7 countries.   The  stock  index

futures  traded by the Partnership are by law limited to  futures

on  broadly  based  indices.   As  of  September  30,  2000,  the

Partnership's primary exposures were in the DAX (Germany), NASDAQ

(U.S.),  FTSE  (Britain) and S&P 500 (U.S.) stock  indices.   The

Partnership  is  primarily exposed to the risk of  adverse  price trends  or  static  markets in the U.S.,  European  and  Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being

"whipsawed" into numerous small losses.


Commodity

Energy.  On September 30, 2000, the Partnership's energy exposure was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.   The  Partnership's primary metals  market  exposure  at

September 30, 2000 was to fluctuations in the price of  gold  and

silver.   Although the Trading Advisors may, from time  to  time,

trade base metals such as aluminum, copper, nickel, tin, lead and zinc,  the  principal  market exposures of the  Partnership  have consistently been in precious metals, gold and silver, and, to  a much  lesser extent, platinum.  Exposure was evident in the  gold

market  as gold prices were volatile during the quarter.   Silver

prices  remained  volatile  over this  period,  and  the  Trading

Advisors took positions when market opportunities developed.

Soft  Commodities and Agriculturals.     On September  30,  2000,

the  Partnership had exposure in the markets that comprise  these sectors.  Most of the exposure, however, was in the cotton, sugar and corn markets.  Supply and demand inequalities, severe weather disruption  and  market expectations affect  price  movements  in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances at September 30, 2000 were in Canadian dollars,

New  Zealand  dollars, British pounds, and Swedish  kronas.   The

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



Through September 30, 2000, 24,340,233.275 Units were sold, leaving

8,659,766.725 Units unsold. The aggregate price of the  Units  sold through September 30, 2000 was $325,730,683.

Since DWR has paid all offering expenses and no other expenses  are chargeable  against proceeds, 100% of the proceeds of the  offering have been applied to the working capital of the Partnership for use in  accordance with the "Use of Proceeds" section of the Prospectus included as part of each Registration Statement.



Item 5.   OTHER INFORMATION

The management fee paid by the Partnership will be reduced from a

4%  to  a  2% annual rate on the Net Assets allocated to John  W.

Henry  & Company, Inc. and from a 4% to a 3% annual rate  on  the

Net  Assets  allocated to Campbell & Company, Inc.  Additionally,

the  monthly incentive fees paid by the Partnership to both  John

W.  Henry  & Company, Inc. and Campbell & Company, Inc.  will  be changed  from  15%  to 20% of Partnership's trading  profits,  as determined from the end of the last period in which an  incentive

fee  was  earned.   No incentive fee will be paid  to  a  Trading

Advisor  unless  that Trading Advisor recoups all  prior  trading losses  on  its allocated assets and has again achieved  net  new high trading profits for the period.



In  the month of October 2000, the clearing commodity broker  for the  Partnership  was changed from Carr Futures  Inc.  to  Morgan

Stanley  &  Co.,  Inc.  and Morgan Stanley  &  Co.  International

Limited.

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

3.02   Certificate of Limited Partnership, dated April 18,  1994,
     is   incorporated  by  reference  to  Exhibit  3.02  of  the
     Partnership's Registration Statement on Form S-1 (File No.   33-
     80146) filed with the Securities and Exchange Commission  on June
     10, 1994.

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




                          Morgan Stanley Dean Witter Spectrum
                          Technical L.P. (Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

November 14, 2000         By: /s/ Raymond E. Koch
                                  Raymond E. Koch
                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.