Form 10-K
period 2000-12-31
MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL LP
filed 2001-03-28
CIK 925306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 2000 or

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

             Units of Limited Partnership Interest

                        (Title of Class)

      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No  _____

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $262,843,176 at January 31, 2001.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

     MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 2000


Page No.
DOCUMENTS  INCORPORATED BY REFERENCE. . . . . . . . .  .  .  .  .
 . . . .  1

Part I .

  Item  1.  Business. . . . . . . . . . . . . . . . . . . . . . .
 . 2-5

  Item  2.  Properties. . . . . . . . . . . . . . . . . . . . . .
 . . 5

   Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . .
 .  6-7

   Item  4.  Submission of Matters to a Vote of Security Holders.
 . ...7

Part II.

   Item  5.                                        Market for the
Registrant's Partnership Units
           and Related Security Holder Matters. . . . . . . . . .
 ..8-9

   Item  6. Selected Financial Data . . . . . . . . . . . . . . .
 . ..10

   Item   7.                                         Management's
Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
11-23

  Item 7A. Quantitative and Qualitative Disclosures About
            Market Risk . . . . . . . . . . . . . . . . . . . . .
23-38

  Item  8. Financial Statements and Supplementary Data. . . . . .
 . .38

   Item  9.                                        Changes in and
Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . .39
Part III.

   Item 10.                                        Directors  and
Executive Officers of the Registrant. .. 40-44

  Item 11. Executive Compensation . . . . . . . . . . . . . . . .
 . .44

     Item   12.                                          Security
Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . .  .  .
 ..44-45

   Item 13. Certain Relationships and Related Transactions. . . .
 . . 45
Part IV.

    Item   14.                                          Exhibits,
Financial Statement Schedules, and
           Reports on Form 8-K. . . . . . . . . . . . . . .  .  .
 . .46

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                  Part of Form l0-
K


     Partnership's Prospectus dated
     March 6, 2000                                     I

     Partnership's Supplement to
     the Prospectus dated June 22,
     2000                                              I

     Annual Report to Morgan Stanley
     Dean Witter Spectrum Series Limited
     Partners for the year ended December
     31, 2000                                    II, III and IV

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

Stanley  Dean  Witter  Spectrum Select  L.P.  (collectively,  the

"Spectrum Series").



The   general   partner   is   Demeter   Management   Corporation

("Demeter").   The non-clearing commodity broker is  Dean  Witter

Reynolds,  Inc.  ("DWR").   The clearing  commodity  brokers  are

Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley

&  Co. International Limited ("MSIL") which provide clearing  and execution services.

Prior  to  October 2000, Carr Futures Inc. provided clearing  and execution services to the Partnership.  Demeter, DWR,  MS  &  Co.

and  MSIL  are  wholly-owned subsidiaries of Morgan Stanley  Dean

Witter  &  Co. ("MSDW").  The trading advisors to the Partnership are Campbell & Company, Inc., Chesapeake Capital Corporation, and

John  W.  Henry  &  Company,  Inc.  (collectively,  the  "Trading

Advisors").



Units  of  limited partnership interest ("Units") are offered  at monthly closings at a price equal to 100% of the net asset  value per  Unit at the close of business on the last day of each month.

The managing underwriter for the Spectrum Series is DWR.



The  Partnership's net asset value per Unit at December 31,  2000 was $16.08, representing an increase of 7.85 percent from the net asset value per Unit of $14.91 on December 31, 1999.  For a  more

detailed   description   of   the  Partnership's   business   see

subparagraph (c).



(b)   Financial   Information  about  Segments.   For   financial

information  reporting  purposes, the Partnership  is  deemed  to engage  in  one  industry  segment, the  speculative  trading  of

futures,   forwards,   and  options.   The   relevant   financial

information is presented in Items 6 and 8.

(c) Narrative Description of Business.  The Partnership is in the

business  of  speculative  trading  of  futures,  forwards,   and

options, pursuant to trading instructions provided by the Trading

Advisors.  For a detailed description of the different facets  of

the   Partnership's   business,  see  those   portions   of   the

Partnership's prospectus, dated March 6, 2000 (the "Prospectus"),

and the Partnership's supplement to the Prospectus dated June 22,

2000 (the "Supplement") incorporated by reference in this Form 10-

K, set forth below.

  Facets of Business

    1. Summary                   1.  "Summary" (Pages 1-8 of
                                      the Prospectus and Pages
                                      S-1 to S-2 of the Supple-
                                      ment).

    2. Futures, Options, and     2.  "The Futures, Options, and
       Forwards Markets               Forwards Markets" (Pages
                                      105-109 of the Prospectus).

    3. Partnership's Trading     3.  "Use of Proceeds" (Pages
       Arrangements and               21-23 of the Prospectus).
       Policies                      "The Trading Advisors"
                                      (Pages 51-86 of the
                                      Prospectus and Pages S-21
                                      to S-28 of the Supplement).

       4.  Management of the Part-  4. "The Trading Advisors -
              nership                The Management Agree-
                                      ments" (Page 51 of the
                                           Prospectus),      "The
General Partner" (Pages                            49-50  of  the
Prospectus),
                                    "The Commodity Brokers"
                                     (Pages 88-89 of the
                                      Prospectus and Pages
                                      S-28 to S-29 of the
                                      Supplement) and "The
                                      Limited Partnership
                                     Agreements"(Pages 90-
                                     93 of the Prospectus).

     5.     Taxation  of the Partner-  5.      "Material  Federal
     Income                              ship's Limited  Partners
     Tax    Considerations"  and                      "State  and
     Local                       Income                       Tax
     Aspects" (Pages 98-104 of
                                      the Prospectus).



(d)  Financial Information about Geographic Areas

The  Partnership  has  not engaged in any operations  in  foreign

countries;  however,  the  Partnership  (through  the   commodity

brokers) enters into forward contract transactions where  foreign banks  are the contracting party and trades in futures, forwards,

and options on foreign exchanges.



Item 2.  PROPERTIES

The  executive and administrative offices are located within  the offices  of DWR. The DWR offices utilized by the Partnership  are located  at  Two  World Trade Center, 62nd Floor,  New  York,  NY

10048.

Item 3.  LEGAL PROCEEDINGS

Similar class actions were filed in 1996 in California and in New

York State courts.  Each of these actions were dismissed in 1999.

However, the New York State class action discussed below is still pending  because plaintiffs appealed the trial court's  dismissal of their case on March 3, 2000.



On September 18, and 20, 1996, purported class actions were filed in  the  Supreme Court of the State of New York, New York County,

on  behalf  of all purchasers of interests in limited partnership commodity  pools  sold  by  DWR.  Named defendants  include  DWR,

Demeter,  MSDW,  certain limited partnership commodity  pools  of which Demeter is the general partner and certain trading advisors

to  those  pools.   A consolidated and amended complaint  in  the

action pending in the Supreme Court of the State of New York  was filed  on August 13, 1997, alleging that the defendants committed fraud,  breach of fiduciary duty, and negligent misrepresentation in  the  sale  and  operation of the various limited  partnership commodity  pools.  The complaints sought unspecified  amounts  of compensatory and punitive damages and other relief.  The New York

Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did  in  early December 1998.  The defendants filed a  motion  to dismiss the amended complaint with prejudice on

February 1, 1999.  By decision dated December 21, 1999,  the  New

York Supreme Court dismissed the case with prejudice. However, on

March 3, 2000, plaintiffs appealed the trial court's dismissal of their case.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item  5.   MARKET  FOR  THE REGISTRANT'S  PARTNERSHIP  UNITS  AND
RELATED
         SECURITY HOLDER MATTERS


(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.



(b) Holders

The  number  of  holders  of  Units  at  December  31,  2000  was approximately 24,067.



(c) Distributions

No  distributions  have  been made by the  Partnership  since  it

commenced  trading operations on November 2, 1994.   Demeter  has

sole  discretion to decide what distributions, if any,  shall  be made to investors in the Partnership. Demeter currently does  not intend to make any distribution of Partnership profits.



(d) Use of Proceeds

Units  are being sold at monthly closings as of the last  day  of each  month at a price equal to 100% of the net asset  value  per

Unit as of the date of such monthly closing.

Through  December  31,  2000,  24,671,602.840  Units  were  sold,

leaving  8,328,397.160 Units unsold at December  31,  2000.   The

aggregate price of the Units sold through December 31,  2000  was

$330,393,586.



Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership  for  use in accordance  with  the  "Use  of

Proceeds" section of the Prospectus and the Supplement.





Item 6.  SELECTED FINANCIAL DATA (in dollars)











                              For the Years Ended December 31,
                         2000           1999             1998            1997
     1996  .

Total Revenues
(including    interest)         45,874,973          9,446,385      49,940,173
29,527,587    28,025,066


Net    Income   (Loss)           18,278,201        (20,740,163)    22,801,370
11,707,084    15,901,317


Net Income (Loss)
Per Unit (Limited
& General Partners)            1.17           (1.21)          1.49          1.02
2.11


Total Assets        273,695,028      274,233,195  258,673,911      184,769,817
114,822,056


Total Limited
Partners'    Capital           265,060,579        265,907,998     252,455,045
180,099,271   111,852,280


Net Asset Value Per
Unit                                 16.08              14.91           16.12
14.63         13.61






Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MISL as clearing  brokers  in

separate   futures,  forwards,  and  options   trading   accounts

established  for each Trading Advisor, which assets are  used  as margin  to engage in trading. The assets are held in either  non-

interest-bearing bank accounts or in securities  and  instruments permitted  by  the Commodity Futures Trading Commission  ("CFTC")

for  investment  of  customer segregated or secured  funds.   The

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



Capital  Resources.  The Partnership does not have, or expect  to have,  any capital assets.  Redemptions, exchanges and  sales  of additional  Units in the future will affect the amount  of  funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore, the impact of future redemptions.



Results of Operations.

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of each  Trading  Advisors'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations  for the  three years ended December 31, 2000 and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does  not  mean that such market will be actively traded  by  the

Trading   Advisors  or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Advisors'  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.




At  December  31,  2000,  the  Partnership's  total  capital  was

$268,133,092, a decrease of $622,626 from the Partnership's total capital of $268,755,718 at December 31, 1999. For the year ended December 31, 2000, the Partnership generated net income of

$18,278,201, total subscriptions aggregated $29,668,693 and total redemptions aggregated $48,569,520.



For  the  year ended December 31, 2000, the Partnership  recorded total trading revenues, including interest income, of $45,874,973

and  posted  an increase in net asset value per Unit.   The  most

significant  gains of approximately 14.1% were  recorded  in  the energy  markets  primarily  during May  from  long  positions  in natural gas futures as prices trended higher, as data released by

the   American  Gas  Association  further  confirmed  fears  that inventory levels remain low.  During August, September,  November and  December, additional gains were recorded from long positions in  natural gas futures as prices climbed to all-time highs  amid supply  and  storage  concerns.  Additional gains  were  recorded primarily during January, February, August, October and  November from long futures positions in crude oil and its refined products as  oil  prices increased on concerns about future output  levels from  the  world's  leading  producer  countries  amid  dwindling stockpiles and increasing demand.  In the currency markets, gains of  approximately  6.1% were recorded primarily  during  January,

April  and October from short positions in the euro and the Swiss franc as the value these European currencies weakened relative to the U.S. dollar amid skepticism about

Europe's economic outlook.  Additional gains were recorded during

December from long positions in the euro and Swiss franc as their respective  values reversed upward versus the U.S.  dollar  as  a result  of  new  confidence in the European economy  and  overall

skepticism  regarding  the  U.S.  economy.   A  portion  of   the

Partnership's  overall gains was partially offset  by  losses  of approximately 5.1% recorded in the metals markets primarily  from short gold futures positions as gold prices spiked sharply higher in  early  February.  Newly established long  positions  in  gold futures  produced  additional losses later in  February  as  gold

prices  fell.   During mid-July, additional losses were  recorded

from  long  gold futures positions as gold prices fell after  the

Bank  of England announced the results of its gold auction, which had  concluded  at  a  lower price than  most  dealers  expected.

During  October,  additional  losses  were  incurred  from   long

positions in copper and aluminum futures as prices declined after concerns mounted that demand would weaken amid a cooling  of  the

U.S.  economy.   Total  expenses for the year  were  $27,596,772,

resulting in net income of $18,278,201.  The net asset value of a

Unit  increased  from $14.91 at December 31, 1999  to  $16.08  at

December 31, 2000.



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

The  net asset value of a Unit in the Partnership decreased  from

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

Russia,   Asia   and   Latin  America.    Additional   gains   of

approximately   2.37%  were  recorded  in  the  energy   markets,

primarily  from  short  positions  in  crude  oil  futures   also

contributed  profits as oil prices fell throughout a majority  of the  year,  despite tensions in the Middle East on reports  of  a supply  surplus.  These gains were partially offset by losses  of approximately  4.18% experienced in the metals markets  primarily as  prices moved in a short-term volatile pattern during  a  good portion of the year as investors
shifted  their capital from market to market amid global economic

uncertainty.   Total  expenses for  the  year  were  $27,138,803,

resulting in net income of $22,801,370.  The net asset value of a

Unit  increased  from $14.63 at December 31, 1997  to  $16.12  at

December 31, 1998.



The  Partnership's  overall performance record represents  varied results  of  trading in different futures, forwards, and  options

markets.   For  a  further description of 2000  trading  results,

refer  to  the letter to the Limited Partners in the accompanying

Annual Report to Limited Partners for the year ended December 31,

2000, which is incorporated by reference to Exhibit 13.01 of this

Form  10-K.   The  Partnership's gains and losses  are  allocated

among its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The Partnership may trade futures, forwards, and  options

in   interest  rates,  stock  indices,  commodities,  currencies,

petroleum and precious metals.  In entering into these contracts,

the Partnership is subject to the market risk that such contracts may  be  significantly influenced by market conditions,  such  as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the  same time, and if the Trading Advisors were unable to offset positions of  the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.



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

Partnership   trades  off-exchange  forward  contracts   with   a

counterparty, the sole recourse of the Partnership  will  be  the forward contracts counterparty.



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

Units then outstanding.



Third,  with respect to forward contract trading, the Partnership trades  with  only  those counterparties which Demeter,  together with  DWR,  have determined to be creditworthy.  The  Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.



See  "Financial Instruments" under Notes to Financial  Statements in the Partnership's Annual Report to Limited Partners for the

year  ended December 31, 2000, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.



Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of futures, forwards, and options.  The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of  the Partnership's assets are at risk of trading loss.  Unlike an operating company, the risk of market-sensitive instruments is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures,  forwards, and options traded  by  the  Partnership involve  varying degrees of related market risk.  Market risk  is often  dependent  upon  changes in the  level  or  volatility  of

interest   rates,  exchange  rates,  and  prices   of   financial

instruments and commodities.  Fluctuations in market  risk  based upon  these factors result in frequent changes in the fair  value of  the  Partnership's open positions, and, consequently, in  its earnings and cash flow.



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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  primary market risk category at December 31, 2000  and  1999.

At   December   31,  2000  and  1999,  the  Partnership's   total

capitalization was approximately $268 million and  $269  million,

respectively.

     Primary Market     December 31, 2000     December 31, 1999
     Risk Category         Value at Risk        Value at Risk

     Interest Rate              (3.03)%             (0.72)%

     Currency                   (1.30)              (1.00)

     Equity                     (0.63)              (0.85)

     Commodity                  (0.82)              (0.70)

     Aggregate Value at Risk    (3.42)%                (1.69)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual market categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures,  forwards,

and  options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading  day.  Any changes in open positions could positively  or negatively materially impact market risk as measured by VaR.

The  table  below  supplements  the  December  31,  2000  VaR  by presenting  the  Partnership's high, low and average  VaR,  as  a percentage  of total net assets for the four quarterly  reporting periods from January 1, 2000 through December 31, 2000.


Primary Market Risk Category     High      Low      Average

Interest Rate                   (3.03)%   (1.00)%   (1.76)%

Currency                        (1.80)    (0.93)    (1.40)

Equity                          (1.55)    (0.47)    (0.93)

Commodity                       (1.65)    (0.82)    (1.26)

Aggregate Value at Risk         (3.42)%   (2.25)%   (2.86)%


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

Partnership's open positions thus creates a "risk  of  ruin"  not usually  found in other investments.  The relative  size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership,

give  no indication of such "risk of ruin". In addition, VaR risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 2000 and 1999, and for the end of the  four quarterly reporting periods during calendar year  2000.

Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk.  There  can be  no  assurance  that  the Partnership's  actual  losses  on  a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial. At December 31, 2000, the

Partnership's cash balance at DWR was approximately  83%  of  its total  net  asset value. A decline in short-term  interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered to be material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential  losses taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.

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

The  following  were the primary trading risk  exposures  of  the

Partnership at December 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest Rate.  The primary market exposure of the Partnership at

December  31,  2000  was  in the global  interest  rate  complex.

Exposure  was primarily spread across the German, European,  U.S.

and  Japanese  interest  rate sectors.  Interest  rate  movements directly affect the price of the sovereign bond futures positions held  by the Partnership and indirectly affect the value  of  its stock  index and currency positions.  Interest rate movements  in one  country as well as relative interest rate movements  between countries materially impact the Partnership's profitability.  The

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



Currency. The second largest market exposure at December 31, 2000 was  in the currency sector.  The Partnership's currency exposure is  to  exchange rate fluctuations, primarily fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the fourth quarter of

2000,  the  Partnership's major exposures were to  euro  currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include major and minor currencies.  Demeter does  not anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S. dollars with an incremental
adjustment  to  reflect the exchange rate risk  inherent  to  the dollar-based  Partnership  in  expressing  VaR  in  a  functional currency other than dollars.



Equity.  The primary equity exposure at December 31, 2000 was  to equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on

broadly   based   indices.   As  of  December   31,   2000,   the

Partnership's primary exposures were to the DAX (Germany), NASDAQ

(U.S.), S&P 500 (U.S.) and FTSE (Britain) stock indices.



The Partnership is primarily exposed to the risk of adverse price trends  or  static  markets in the U.S.,  European  and  Japanese indices.  Static markets would not cause major market changes but would  make  it  difficult  for the Partnership  to  avoid  being

"whipsawed" into numerous small losses.



Commodity.

Energy.   On December 31, 2000, the Partnership's energy exposure

was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to  be  experienced  in this market.  Natural gas  has  exhibited volatility  in prices resulting from weather patterns and  supply and demand factors and may continue in this choppy pattern.



Metals.   The  Partnership's primary metals  market  exposure  at

December  31, 2000 was to fluctuations in the price of  gold  and

silver.   Although  certain Trading Advisors may,  from  time  to

time,  trade  base metals such as aluminum, copper, nickel,  tin,

lead, and zinc, the principal market exposures of the Partnership have  consistently  been to precious metals,  such  as  gold  and

silver,  and,  to a much lesser extent, platinum.   Exposure  was

evident in the gold markets as gold prices were  volatile  during the  quarter.  Silver prices remained volatile over this  period,

and the Trading Advisors took positions when market opportunities developed.



Soft  Commodities and Agriculturals.  On December 31,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these

sectors.   Most  of  the  exposure, however,  was  to  the  corn,

soybeans and its related products, and sugar markets.  Supply and

demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership at December 31, 2000:



     Foreign   Currency  Balances.   The  Partnership's   primary

     foreign  currency  balances at December  31,  2000  were  in

     euros,   Australian  dollars,  and  British   pounds.    The

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



Supplementary data specified by Item 302 of Regulation S-K:


            Summary of Quarterly Results (Unaudited)

                                                        Net
Income/
                                                  (Loss) Per
Quarter                            Net          Unit of Limited
Ended                Revenue        Income/(Loss)
Partnership Interest

2000
March 31           $  3,465,946    $ (4,179,439)        $(0.23)
June 30        (11,310,849)    (18,459,271)         (1.04)
September 30   (14,646,896)    (21,268,774)         (1.22)
December 31          68,366,772      62,185,685           3.66

Total              $ 45,874,973    $ 18,278,201         $ 1.17


1999
March 31           $ (5,812,374)   $(12,927,525)        $(0.81)
June 30         25,782,426      17,956,584           1.08
September 30    (4,572,563)    (12,395,708)         (0.73)
December 31          (5,951,104)    (13,373,514)         (0.75)

Total              $  9,446,385    $(20,740,163)        $(1.21)

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


Directors and Officers of the General Partner

The directors and executive officers of Demeter are as follows:



Robert E. Murray, age 40, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President  and  a  Director  of Dean Witter  Futures  &  Currency

Management Inc. ("DWFCM").  Mr. Murray is currently a Senior Vice

President of DWR's Managed Futures Department.  Mr. Murray  began his  career at DWR in 1984 and is currently the Director  of  the

Managed  Futures  Department. In this  capacity,  Mr.  Murray  is responsible  for  overseeing all aspects of  the  firm's  Managed

Futures  Department.   Mr.  Murray  previously  served  as   Vice

Chairman  and  a  Director of the Managed Funds  Association,  an

industry  association  for investment professionals  in  futures,

hedge   funds  and  other  alternative  investments.  Mr.  Murray

graduated from Geneseo State University in May 1983 with  a  B.A.

degree in Finance.



Mitchell  M. Merin, age 47, is a Director of Demeter.  Mr.  Merin

is also a Director of DWFCM.  Mr. Merin was appointed the Chief

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



Joseph  G.  Siniscalchi, age 55, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 59, is a Director of Demeter.   Mr.

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

Boston  Corporation  as a member of the Research  and  Investment

Banking Departments from 1967 to 1981.  Mr. Oelsner received  his

M.B.A. in Finance from the Columbia University Graduate School of

Business   in  1966  and  an  A.B.  in  Politics  from  Princeton

University in 1964.



Richard  A. Beech, age 49, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

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



Raymond  A. Harris, age 44, is a Director of Demeter. Mr.  Harris

is    currently   Executive   Vice   President,   Planning    and

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



Anthony  J.  DeLuca,  age  38, became a Director  of  Demeter  on

September 14, 2000.  Mr. DeLuca is also a Director of DWFCM.  Mr.

DeLuca was appointed the Controller of Asset Management for  MSDW in  June  1999.  Prior to that, Mr. DeLuca was a partner  at  the accounting  firm of Ernst & Young LLP, where he  had  MSDW  as  a

major  client.   Mr. DeLuca had worked continuously  at  Ernst  &

Young  LLP  ever  since  1984,  after  he  graduated  from   Pace

University with a B.B.A. degree in Accounting.



Raymond  E. Koch, age 45, is Chief Financial Officer of  Demeter.

Effective July 10, 2000, Mr. Koch replaced Mr. Raibley  as  Chief

Financial Officer of Demeter.  Mr. Koch began his career at  MSDW in  1988,  has  overseen the Managed Futures Accounting  function since  1992,  and is currently First Vice President, Director  of

Managed Futures and Realty Accounting.  From November 1979 to

June  1988,  Mr. Koch held various positions at Thomson  McKinnon

Securities, Inc. culminating as Manager, Special Projects in  the

Capital  Markets Division.  From August 1977 to November 1979  he

was  an  auditor, specializing in financial services at  Deloitte

Haskins  and  Sells.  Mr. Koch received his B.B.A. in  accounting from  Iona  College  in  1977, an M.B.A.  in  finance  from  Pace

University in 1984 and is a Certified Public Accountant.



Lewis  A.  Raibley, III, age 38, served as Vice President,  Chief

Financial Officer, and a Director of Demeter and DWFCM until  his resignation from MSDW on July 1, 2000.



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



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners - As of

December 31, 2000, there were no persons known to be beneficial owners of more than 5 percent of the Units.



  (b)  Security Ownership of Management - At December  31,  2000,

Demeter  owned 191,022.517 Units of General Partnership  Interest representing a 1.15 percent interest in the Partnership.



(c)  Changes in Control - None



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 2000, which  is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its  capacity as the Partnership's retail commodity  broker,  DWR received  commodity brokerage fees of $17,835,223  for  the  year ended December 31, 2000.

                             PART IV

Item  14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON

FORM 8-K

(a)  1. Listing of Financial Statements

The  following  financial statements and  report  of  independent auditors,  all  appearing in the accompanying  Annual  Report  to

Limited  Partners  for  the year ended  December  31,  2000,  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2000, 1999 and 1998.

-    Statements  of Financial Condition as of December  31,  2000
     and 1999.

-    Statements of Operations, Changes in Partners' Capital,  and
     Cash  Flows for the years ended December 31, 2000, 1999  and
     1998.

-    Notes to Financial Statements.


With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8 and 13, the Annual  Report to  Limited Partners for the year ended December 31, 2000, is not deemed to be filed with this report.

2.  Listing of Financial Statement Schedules

No  financial statement schedules are required to be  filed  with this report.

(b)  Reports on Form 8-K

No  reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.

(c)  Exhibits

Refer to Exhibit Index on Page E-1 to E-3.

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

                                               MORGAN   STANLEY   DEAN
                         WITTER SPECTRUM TECHNICAL L.P.
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 29, 2001           BY: /s/ Robert E. Murray           .
                                 Robert E. Murray, Director,
                                 Chairman of the Board and
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/   Robert E. Murray                             March 29, 2001
          Robert E. Murray, Director,
          Chairman of the Board and
          President

    /s/    Mitchell M. Merin                           March 29, 2001
           Mitchell M. Merin, Director

    /s/   Joseph G. Siniscalchi                        March 29, 2001
          Joseph G. Siniscalchi, Director

    /s/   Edward C. Oelsner III                        March 29, 2001
          Edward C. Oelsner III, Director

     /s/    Richard A. Beech                                 March 29,
2001
           Richard A. Beech, Director

    /s/    Raymond A. Harris                           March 29, 2001
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                           March 29, 2001
           Anthony J. DeLuca, Director

    /s/   Raymond E. Koch                              March 29, 2001
          Raymond E. Koch, Chief
          Financial Officer and Principal
          Accounting Officer

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

10.08 Form of Amended and Restated Escrow Agreement among the Partnership, Morgan Stanley Dean Witter Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Currency L.P., Morgan Stanley Dean Witter Spectrum Commodity L.P., Demeter Management Corporation, Dean Witter Reynolds Inc., and Chemical Bank, the escrow agent is incorporated by reference to Exhibit 10.08 of the Partnership's Registration Statement on Form S-1 (File No. 333-68779) filed with the Securities and Exchange Commission on November 5, 1999.

10.09 Form of Subscription Agreement Update Form to be executed by purchasers of Units is included as Exhibit C to the
      Prospectus dated March 6, 2000, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) on March 9, 2000.

10.10 Amended  and  Restated  Customer  Agreement,  dated  as  of
      October 16, 2000, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
      10.10 of the Partnership's Registration Statement on Form S-1 (File No. 333-68779) filed with the SEC on March 14, 2001.

10.11 Customer Agreement, dated as of June 6, 2000, among the Partnership, Morgan Stanley & Co. Incorporated, and Dean Witter Reynolds Inc. is incorporated by reference to
      Exhibit 10.11 of the Partnership's Registration Statement on Form S-1 (File No. 333-68779) filed with the SEC on March 14, 2001.

10.12 Form of Customer Agreement among the Partnership, Morgan Stanley & Co. International Limited, and Morgan Stanley & Co. Incorporated is incorporated by reference to Exhibit
      10.12 of the Partnership's Registration Statement on Form S-1 (File No. 333-68779) filed with the SEC on March 14, 2001.

10.13 Foreign Exchange and Options Master Agreement, dated as of April 30, 2000, between the Partnership and Morgan Stanley & Co. Incorporated is incorporated by reference to
      Exhibit 10.13 of the Partnership's Registration Statement on Form S-1 (File No. 333-68779) filed with the SEC on March 14, 2001.

10.14 Amendment to Management Agreement, dated as of November 30, 2000, among the Registrant, Demeter Management Corporation, and Campbell & Company, Inc. is incorporated by reference to the Registrant's Form 8-K (File No. 0-26338) filed on January 3, 2001.

10.15 Amendment to Management Agreement, dated as of November 30, 2000, among the Registrant, Demeter Management Corporation, and John W. Henry & Company. 23.01 Consent of Independent Auditors is incorporated by reference to the Registrant's Form 8-K (File No. 0-26338) filed on January 3, 2001.

13.01      Annual  Report to Limited Partners for the year  ended
      December 31, 2000 is filed herewith.

               Morgan Stanley Dean Witter
                     Spectrum Series





[GRAPHIC]

   December 31, 2000
   Annual Report









   MORGAN STANLEY DEAN WITTER

Morgan Stanley Dean Witter Spectrum Series
Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the incep-tion-to-date return and the annualized return since inception for each Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Funds
-----
Spectrum
Commodity
           Year Return
           ---- ------
           1998 -34.3%
           1999  15.8%
           2000   3.2%

     Inception-to-Date Return:  -21.5%
     Annualized Return:          -7.8%

-------------------------------------------------------------------------------

Spectrum
Currency
          Year            Return
          ----            ------
          2000 (6 months) 11.7%

     Inception-to-Date Return:  11.7%

-------------------------------------------------------------------------------

Spectrum Global Balanced
  Year             Return Year Return
  ----             ------ ---- ------
  1994 (2 months)  -1.7%  1998 16.4%
  1995             22.8%  1999  0.7%
  1996             -3.6%  2000  0.9%
  1997             18.2%

     Inception-to-Date Return:  62.6%
     Annualized Return:          8.2%

-------------------------------------------------------------------------------

Spectrum Select
 Year             Return Year Return
 ----             ------ ---- ------
 1991 (5 months)   31.2% 1996  5.3%
 1992             -14.4% 1997  6.2%
 1993              41.6% 1998 14.2%
 1994              -5.1% 1999 -7.6%
 1995              23.6% 2000  7.1%

     Inception-to-Date Return:  135.7%
     Annualized Return:           9.5%

-------------------------------------------------------------------------------

Spectrum Strategic
 Year             Return Year Return
 ----             ------ ---- ------
 1994 (2 months)   0.1%  1998   7.8%
 1995             10.5%  1999  37.2%
 1996             -3.5%  2000 -33.1%
 1997              0.4%

     Inception-to-Date Return:  6.1%
     Annualized Return:         1.0%

-------------------------------------------------------------------------------

Spectrum Technical
 Year             Return Year Return
 ----             ------ ---- ------
 1994 (2 months)  -2.2%  1998 10.2%
 1995             17.6%  1999 -7.5%
 1996             18.3%  2000  7.8%
 1997              7.5%

     Inception-to-Date Return:  60.8%
     Annualized Return:          8.0%

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Morgan Stanley Dean Witter Spectrum Series
Annual Report
2000

Dear Limited Partner:

This marks the seventh annual report for Morgan Stanley Dean Witter Spectrum Global Balanced, Spectrum Strategic and Spectrum Technical, the tenth annual report for Morgan Stanley Dean Witter Spectrum Select and the third annual report for Morgan Stanley Dean Witter Spectrum Commodity. It also marks the first annual report for Spectrum Currency, which began trading on July 3, 2000 with a Net Asset Value per Unit of $10.00. The Net Asset Value per Unit for each of the six Morgan Stanley Dean Witter Spectrum Funds as of December 31, 2000 was as follows:

         Funds            N.A.V. % change for year
         -----            ------ -----------------
Spectrum Commodity        $ 7.85        3.2%
Spectrum Currency         $11.17       11.7%
Spectrum Global Balanced  $16.26        0.9%
Spectrum Select           $23.57        7.1%
Spectrum Strategic        $10.61      -33.1%
Spectrum Technical        $16.08        7.8%

Spectrum Commodity

The Fund recorded profits primarily in the energy markets from long positions in natural gas futures as prices increased amid ongoing supply concerns and increased demand. Additional gains were recorded from long futures positions in crude oil and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. Losses were recorded in the Fund primarily in the metals markets from long silver futures positions as silver prices declined throughout a majority of the year on technically-based fac-tors.

Spectrum Currency

The Fund produced gains primarily from short positions in the euro and Japa-nese yen as their respective values weakened relative to the U.S. dollar amid continued skepticism regarding the European economy and on further signs of weakness in the Japanese economy. Ad-ditional gains were recorded from short South African rand positions as its value weakened later in the year versus the U.S. dollar while moving in sympa-thy with other emerging market currencies. These gains were partially offset by losses experienced late in the year from long British pound positions as its value weakened versus the U.S. dollar on disappointing economic data out of the U.K. Losses were also recorded from short positions in the British pound during December as its value strengthened versus the U.S. dollar on fresh evidence that the U.S. economy is cooling down.

Spectrum Global Balanced

The Fund recorded gains primarily in the global interest rate futures markets from long positions in U.S. interest rate futures as prices climbed higher amid a drop in stock prices and on fears of an economic slowdown. Profits were also recorded in the energy markets from long positions in natural gas and crude oil futures as prices increased amid ongoing supply concerns and in-creased demand. A portion of the Fund's overall gains for the year was offset by losses experienced in the global stock index futures component from long positions in Nikkei Index futures as Japanese equity prices declined due pri-marily to the weakness in most global technology issues and economic uncer-tainty in Japan.

Spectrum Select

The Fund recorded gains primarily in the global interest rate futures markets from long positions in U.S. interest rate futures as prices climbed higher amid a drop in stock prices and on fears of an economic slowdown. Profits were also recorded in the energy markets from long positions in natural gas and crude oil futures as prices increased amid ongoing supply concerns and in-creased demand. Additional gains were generated in the currency markets from short positions in the euro and Swiss franc as the value of these European currencies weakened relative to the U.S. dollar during a majority of the year amid skepticism about Europe's economic outlook. These gains were partially offset by losses recorded primarily in the global stock index futures markets from trading in U.S. stock indices as domestic equity prices moved erratically due to jitters in the tech-nology sector, a worrisome spike in oil prices and ongoing concerns regarding the U.S. economy.

Spectrum Strategic

Spectrum Strategic experienced losses in every sector except energies, with the majority of them occurring in stock indices, metals, soft commodities and currencies. The primary reason behind the losses, as well as the gains, lies in the unique trading philosophy of Spectrum Strategic. Specifically, the man-agers in the Fund analyze markets from a fundamental or discretionary perspec-tive. As such, the Fund will do well when the views the managers have taken and the subsequent positions they have established are consistent with future market movements. While this has occurred in the past (e.g., the Fund was up 37.2% in 1999), this year, however, the markets moved in a pattern that was generally not consistent with the views held by the Fund's money managers and, as a result, produced disappointing performance.

A significant percentage of Spectrum Strategic's losses this year occurred during the first four months largely due to views that anticipated falling eq-uity prices and rising coffee and base metals prices. In light of these views, short positions were established in U.S. stock index futures and long posi-tions in base metals and coffee futures. However, prices in these markets moved in an opposite direction to the positions held (U.S. stock prices moved higher, while base metal and coffee prices moved lower), and losses were in-curred. Additionally, losses were experienced during the latter half of 2000 in lumber futures as a bullish forecast resulted in long positions being es-tablished. However, as the economic outlook became more pessimistic and weather became a factor, that market fell in value, thereby producing losses. In currency trading, losses were experienced early in the second quarter from long positions in the Japanese yen, as the value of the yen weakened versus the U.S. dollar during April following the Bank of Japan's surprise yen-sell-ing intervention on April 3, and from short positions in the yen during June as the yen strengthened versus the dollar due to the perception that U.S. in-terest rates had topped out. Transactions involving the euro were also unprof-itable for the Fund during the year from long positions during January, July and August as the value of the European common currency weakened versus the U.S. dollar amid concerns regarding a cooling European economy. Further losses were incurred in September from newly established short positions in the European common currency as its value re-versed sharply and suddenly higher versus the dollar due to a coordinated in-tervention to support the euro on September 22.

In contrast to the views held about the markets that experienced difficulty during 2000, the views held about energies resulted in gains being generated in that sector. Specifically, prior to June 2000 the Fund was positioned for a bullish price move in the energy markets, particularly in crude oil, and as a result profited from long positions in these products as oil prices reached 10-year highs. In addition, long positions in natural gas futures also proved profitable for the Fund during the year, specifically in the first, second and fourth quarters, as natural gas prices climbed sharply higher, peaking in De-cember at an all-time high due to supply and demand concerns.

Spectrum Technical

The Fund recorded profits primarily in the energy markets from long positions in natural gas futures as prices increased amid ongoing supply concerns and increased demand. Additional gains were recorded from long futures positions in crude oil and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. Losses incurred in the metals mar-kets from gold futures positions, as gold prices increased early in the year and then reversed lower during the second half of the year, offset a portion of the overall Fund gains.

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


    Sincerely,

    /s/ Robert E. Murray
    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Morgan Stanley Dean Witter Spectrum Series
Independent Auditors' Report

To the Limited Partners and the General Partner of
Morgan Stanley Dean Witter Spectrum Commodity L.P.
(formerly, Morgan Stanley Tangible Asset Fund L.P.)
Morgan Stanley Dean Witter Spectrum Currency L.P.
Morgan Stanley Dean Witter Spectrum Global Balanced L.P.
Morgan Stanley Dean Witter Spectrum Select L.P.
Morgan Stanley Dean Witter Spectrum Strategic L.P.
Morgan Stanley Dean Witter Spectrum Technical L.P.:

We have audited the accompanying statements of financial condition of Morgan Stanley Dean Witter Spectrum Currency L.P. ("Spectrum Currency") as of Decem-ber 31, 2000 and of Morgan Stanley Dean Witter Spectrum Commodity L.P. (for-merly Morgan Stanley Tangible Asset Fund L.P.) ("Spectrum Commodity"), Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P., and Morgan Stanley Dean Witter Spectrum Technical L.P. (collectively, the "Part-nerships") as of December 31, 2000 and 1999, and the related statements of op-erations, changes in partners' capital, and cash flows for the period from July 3, 2000 (commencement of operations) to December 31, 2000 for Spectrum Currency, for the period from January 2, 1998 (commencement of operations) to December 31, 1998 and the two years ended December 31, 2000 for Spectrum Com-modity, and for each of the three years in the period ended December 31, 2000 for the other above mentioned Partnerships. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to ex-press an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally ac-cepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits pro-vide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Morgan Stanley Dean Witter Spectrum Currency L.P. as of December 31, 2000 and of Morgan Stanley Dean Witter Spectrum Com-modity L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P., and Morgan Stanley Dean Witter Spectrum Technical L.P. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the period from July 3, 2000 (commencement of operations) to Decem-ber 31, 2000 for Spectrum Currency, for the period from January 2, 1998 (com-mencement of operations) to December 31, 1998 and the two years ended December 31, 2000 for Spectrum Commodity, and for each of the three years in the period ended December 31, 2000 for the other above mentioned Partnerships, in confor-mity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
February 16, 2001

Morgan Stanley Dean Witter Spectrum Commodity L.P. (formerly, Morgan Stanley Tangible Asset Fund L.P.)
Statements of Financial Condition

                                                           December 31,
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------
                                                           $           $
                                   ASSETS
Equity in futures interests trading accounts:
 Cash                                                  20,529,979  23,430,137
 Net unrealized gain (loss) on open contracts (MS&Co.)    160,096    (100,830)
 Net unrealized gain (loss) on open contracts (MSIL)     (185,379)    643,258
                                                       ----------  ----------
 Total net unrealized gain (loss) on open contracts       (25,283)    542,428
                                                       ----------  ----------
 Total Trading Equity                                  20,504,696  23,972,565
Subscriptions receivable                                  215,897         --
Interest receivable (DWR and MS&Co.)                       89,128      76,192
                                                       ----------  ----------
 Total Assets                                          20,809,721  24,048,757
                                                       ==========  ==========
                     LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                       489,923     269,545
Accrued brokerage fees (DWR and MS&Co.)                    77,628      70,827
Accrued management fees (MSCM)                             42,189      48,511
Service fee payable (Demeter)                                 --       19,404
                                                       ----------  ----------
 Total Liabilities                                        609,740     408,287
                                                       ----------  ----------
PARTNERS' CAPITAL
Limited Partners (2,530,392.671 and 3,062,471.522
  Units, respectively)                                 19,859,397  23,310,162
General Partner (43,395.648 Units)                        340,584     330,308
                                                       ----------  ----------
 Total Partners' Capital                               20,199,981  23,640,470
                                                       ----------  ----------
 Total Liabilities and Partners' Capital               20,809,721  24,048,757
                                                       ==========  ==========
NET ASSET VALUE PER UNIT                                     7.85        7.61
                                                       ==========  ==========

Statements of Operations

                                                       For the Period from
                                     For the Years       January 2, 1998
                                         Ended          (commencement of
                                     December 31,        operations) to
                                  --------------------    December 31,
                                    2000       1999           1998
                                  ---------  --------- -------------------
                                      $          $              $
REVENUES
Trading profit (loss):
 Realized                         1,696,824  3,003,270     (11,870,063)
 Net change in unrealized          (567,711) 1,178,071        (635,643)
                                  ---------  ---------     -----------
 Total Trading Results            1,129,113  4,181,341     (12,505,706)
Interest income (DWR and MS&Co.)  1,047,350    864,383       1,265,793
                                  ---------  ---------     -----------
 Total Revenues                   2,176,463  5,045,724     (11,239,913)
                                  ---------  ---------     -----------
EXPENSES
Brokerage fees (DWR and MS&Co.)     949,310    852,484       1,176,024
Management fees (MSCM)              546,187    583,893         805,496
Service fees (Demeter)               58,604    233,558         322,198
                                  ---------  ---------     -----------
 Total Expenses                   1,554,101  1,669,935       2,303,718
                                  ---------  ---------     -----------
NET INCOME (LOSS)                   622,362  3,375,789     (13,543,631)
                                  =========  =========     ===========
Net Income (Loss)
  Allocation:
Limited Partners                    612,086  3,330,798     (13,398,948)
General Partner                      10,276     44,991        (144,683)
Net Income (Loss) per Unit:
Limited Partners                        .24       1.04           (3.43)
General Partner                         .24       1.04           (3.43)

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Currency L.P.
Statement of Financial Condition

                                                December 31,
                                                    2000
                                                ------------
                                                     $
                    ASSETS
Equity in futures interests trading accounts:
 Cash                                            14,391,541
 Net unrealized gain on open contracts (MS&Co.)     555,569
                                                 ----------
 Total Trading Equity                            14,947,110
Subscriptions receivable                          3,054,150
Interest receivable (DWR)                            55,464
                                                 ----------
 Total Assets                                    18,056,724
                                                 ==========
       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                               2,237,351
Accrued brokerage fee (DWR)                          55,245
Accrued incentive fee                                32,876
Accrued management fee                               24,020
                                                 ----------
 Total Liabilities                                2,349,492
                                                 ----------
PARTNERS' CAPITAL
Limited Partners (1,252,545.441 Units)           13,988,414
General Partner (153,905.792 Units)               1,718,818
                                                 ----------
 Total Partners' Capital                         15,707,232
                                                 ----------
 Total Liabilities and Partners' Capital         18,056,724
                                                 ==========
NET ASSET VALUE PER UNIT                              11.17
                                                 ==========

Statement of Operations

                          For the Period from
                             July 3, 2000
                           (commencement of
                            operations) to
                             December 31,
                                 2000
                          -------------------
                                   $
REVENUES
Trading profit:
 Realized                      1,126,201
 Net change in unrealized        555,569
                               ---------
 Total Trading Results         1,681,770
Interest income (DWR)            236,461
                               ---------
 Total Revenues                1,918,231
                               ---------
EXPENSES
Brokerage fees (DWR)             249,571
Incentive fees                   188,423
Management fees                  171,693
                               ---------
 Total Expenses                  609,687
                               ---------
NET INCOME                     1,308,544
                               =========
Net Income Allocation:
Limited Partners               1,134,371
General Partner                  174,173
Net Income per Unit:
Limited Partners                    1.17
General Partner                     1.17

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Global
Balanced L.P.
Statements of Financial Condition

                                                      December 31,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
                                                      $           $
                                ASSETS
 Equity in futures interests trading accounts:
  Cash                                            52,414,304  56,904,921
  Net unrealized gain on open contracts (MS&Co.)   3,384,377         --
  Net unrealized loss on open contracts (MSIL)       (66,733)        --
  Net unrealized gain on open contracts (Carr)           --      810,114
                                                  ----------  ----------
  Total net unrealized gain on open contracts      3,317,644     810,114
  Net option premiums                                192,500         --
                                                  ----------  ----------
  Total Trading Equity                            55,924,448  57,715,035
 Subscriptions receivable                            530,634     847,954
 Interest receivable (DWR)                           285,054     244,599
                                                  ----------  ----------
  Total Assets                                    56,740,136  58,807,588
                                                  ==========  ==========
                   LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                 602,490     667,741
 Accrued brokerage fees (DWR)                        202,789     216,895
 Accrued management fees                              55,107      58,940
                                                  ----------  ----------
  Total Liabilities                                  860,386     943,576
                                                  ----------  ----------
 PARTNERS' CAPITAL
 Limited Partners (3,396,880.702 and
   3,549,239.387 Units, respectively)             55,220,008  57,209,838
 General Partner (40,584.304 Units)                  659,742     654,174
                                                  ----------  ----------
  Total Partners' Capital                         55,879,750  57,864,012
                                                  ----------  ----------
  Total Liabilities and
    Partners' Capital                             56,740,136  58,807,588
                                                  ==========  ==========
 NET ASSET VALUE PER UNIT                              16.26       16.12
                                                  ==========  ==========

Statements of Operations

                                For the Years Ended
                                   December 31,
                          ---------------------------------
                             2000        1999       1998
                          ----------  ----------  ---------
                              $           $           $
REVENUES
Trading profit (loss):
 Realized                 (2,091,009)  2,425,585  5,113,920
 Net change in unrealized  2,507,530  (1,157,073) 1,285,628
                          ----------  ----------  ---------
 Total Trading Results       416,521   1,268,512  6,399,548

Interest income (DWR)      3,275,958   2,385,751  1,642,542
                          ----------  ----------  ---------
 Total Revenues            3,692,479   3,654,263  8,042,090
                          ----------  ----------  ---------
EXPENSES
Brokerage fees (DWR)       2,558,008   2,387,515  1,591,467
Management fees              695,117     648,787    422,960
Incentive fees                   --      215,651    449,775
                          ----------  ----------  ---------
 Total Expenses            3,253,125   3,251,953  2,464,202
                          ----------  ----------  ---------
NET INCOME                   439,354     402,310  5,577,888
                          ==========  ==========  =========

Net Income Allocation:
Limited Partners             433,786     397,258  5,518,127
General Partner                5,568       5,052     59,761
Net Income per Unit:
Limited Partners                 .14         .12       2.25
General Partner                  .14         .12       2.25

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Select L.P.
Statements of Financial Condition

                                                          December 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
                                                          $            $
                                  ASSETS
Equity in futures interests trading accounts:
 Cash                                                196,555,362  207,251,012
 Net unrealized gain on open contracts (MS&Co.)       26,063,382      --
 Net unrealized loss on open contracts (MSIL)           (511,085)     --
 Net unrealized gain on open contracts (Carr)            --         6,887,064
                                                     -----------  -----------
 Total net unrealized gain on open contracts          25,552,297    6,887,064
 Net option premiums                                     --           776,380
                                                     -----------  -----------
 Total Trading Equity                                222,107,659  214,914,456
Subscriptions receivable                               1,583,941    3,730,051
Interest receivable (DWR)                                889,954      722,305
                                                     -----------  -----------
 Total Assets                                        224,581,554  219,366,812
                                                     ===========  ===========
                     LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                    2,110,529    3,764,242
Accrued brokerage fees (DWR)                           1,231,479    1,270,975
Accrued management fees                                  509,577      525,921
                                                     -----------  -----------
 Total Liabilities                                     3,851,585    5,561,138
                                                     -----------  -----------
PARTNERS' CAPITAL
Limited Partners (9,255,010.627 and 9,583,810.732
  Units, respectively)                               218,182,118  210,877,519
General Partner (108,076.600 and 133,076.700 Units,
  respectively)                                        2,547,851    2,928,155
                                                     -----------  -----------
 Total Partners' Capital                             220,729,969  213,805,674
                                                     -----------  -----------
 Total Liabilities and Partners' Capital             224,581,554  219,366,812
                                                     ===========  ===========
NET ASSET VALUE PER UNIT                                   23.57        22.00
                                                     ===========  ===========

Statements of Operations

                                      For the Years Ended December 31,
                                      ----------------------------------
                                         2000       1999         1998
                                      ---------- -----------  ----------
                                          $           $           $
REVENUES
Trading profit (loss):
 Realized                              6,845,291  (1,351,849) 36,087,729
 Net change in unrealized             18,665,233  (1,547,990) (1,192,107)
                                      ---------- -----------  ----------
 Total Trading Results                25,510,524  (2,899,839) 34,895,622
Interest income (DWR)                  9,573,095   7,678,789   6,883,110
                                      ---------- -----------  ----------
 Total Revenues                       35,083,619   4,778,950  41,778,732
                                      ---------- -----------  ----------
EXPENSES
Brokerage fees (DWR)                  14,706,945  15,188,479  11,360,166
Management fees                        6,085,629   6,284,885   5,202,158
Incentive fees                            --         --        1,832,021
Transaction fees and costs                --         --          625,327
Administrative expenses                   --         --           64,000
                                      ---------- -----------  ----------
 Total Expenses                       20,792,574  21,473,364  19,083,672
                                      ---------- -----------  ----------
NET INCOME (LOSS)                     14,291,045 (16,694,414) 22,695,060
                                      ========== ===========  ==========
Net Income (Loss) Allocation:
Limited Partners                      14,165,099 (16,455,697) 22,302,202
General Partner                          125,946    (238,717)    392,858
Net Income (Loss) per Unit (Note 1):
Limited Partners                            1.57       (1.80)       2.95
General Partner                             1.57       (1.80)       2.95

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Strategic L.P.
Statements of Financial Condition

                                                          December 31,
                                                     -----------------------
                                                        2000        1999
                                                     ----------  -----------
                                                         $            $
                                  ASSETS
Equity in futures interests trading accounts:
 Cash                                                73,445,827   97,808,328
 Net unrealized gain on open contracts (MS&Co.)       1,936,658      --
 Net unrealized gain on open contracts (MSIL)            58,457      --
 Net unrealized gain (loss) on open contracts (Carr)     (8,983)   9,563,813
                                                     ----------  -----------
 Total net unrealized gain on open contracts          1,986,132    9,563,813
 Net option premiums                                    226,200      (11,653)
                                                     ----------  -----------
 Total Trading Equity                                75,658,159  107,360,488
Subscriptions receivable                                462,060    1,743,958
Interest receivable (DWR)                               306,879      339,582
                                                     ----------  -----------
 Total Assets                                        76,427,098  109,444,028
                                                     ==========  ===========
                     LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                   1,307,093      847,860
Accrued brokerage fees (DWR)                            409,292      590,001
Accrued incentive fee                                   289,687      --
Accrued management fees                                 186,577      313,646
                                                     ----------  -----------
 Total Liabilities                                    2,192,649    1,751,507
                                                     ----------  -----------
PARTNERS' CAPITAL
Limited Partners (6,919,445.814 and 6,723,390.378
  Units, respectively)                               73,433,119  106,542,362
General Partner (75,507.615 and 72,581.141 Units,
  respectively)                                         801,330    1,150,159
                                                     ----------  -----------
 Total Partners' Capital                             74,234,449  107,692,521
                                                     ----------  -----------
 Total Liabilities and
   Partners' Capital                                 76,427,098  109,444,028
                                                     ==========  ===========
NET ASSET VALUE PER UNIT                                  10.61        15.85
                                                     ==========  ===========

Statements of Operations

                                      For the Years Ended
                                         December 31,
                               ----------------------------------
                                  2000         1999       1998
                               -----------  ---------- ----------
                                    $           $          $
REVENUES
Trading profit (loss):
 Realized                      (23,193,914) 32,274,037  7,945,575
 Net change in unrealized       (7,577,681)  4,264,478  2,771,722
                               -----------  ---------- ----------
 Total Trading Results         (30,771,595) 36,538,515 10,717,297
Interest income (DWR)            3,832,634   3,017,103  2,379,478
                               -----------  ---------- ----------
 Total Revenues                (26,938,961) 39,555,618 13,096,775
                               -----------  ---------- ----------
EXPENSES
Brokerage fees (DWR)             5,798,093   5,837,887  4,402,540
Management fees                  2,880,999   3,137,509  2,342,447
Incentive fees                   1,269,237   2,451,152  1,336,693
                               -----------  ---------- ----------
 Total Expenses                  9,948,329  11,426,548  8,081,680
                               -----------  ---------- ----------
NET INCOME (LOSS)              (36,887,290) 28,129,070  5,015,095
                               ===========  ========== ==========
Net Income (Loss) Allocation:
Limited Partners               (36,503,461) 27,829,050  4,958,188
General Partner                   (383,829)    300,020     56,907
Net Income (Loss) per Unit:
Limited Partners                     (5.24)       4.30        .84
General Partner                      (5.24)       4.30        .84

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Technical L.P.
Statements of Financial Condition

                                                     December 31,
                                                ------------------------
                                                   2000         1999
                                                -----------  -----------
                                                     $            $
                                ASSETS
Equity in futures interests trading accounts:
 Cash                                           231,502,090  251,443,755
 Net unrealized gain on open contracts (MS&Co.)  41,877,552      --
 Net unrealized loss on open contracts (MSIL)    (1,835,243)     --
 Net unrealized gain on open contracts (Carr)       --        18,036,296
                                                -----------  -----------
 Total net unrealized gain on open contracts     40,042,309   18,036,296
 Net option premiums                                --           (74,725)
                                                -----------  -----------
 Total Trading Equity                           271,544,399  269,405,326
Subscriptions receivable                          1,087,585    3,926,914
Interest receivable (DWR)                         1,063,044      900,955
                                                -----------  -----------
 Total Assets                                   273,695,028  274,233,195
                                                ===========  ===========

                     LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                    3,432,384   3,057,593
Accrued brokerage fees (DWR)                           1,458,126   1,559,481
Accrued management fees                                  559,827     860,403
Accrued incentive fee                                    111,599     --
                                                     ----------- -----------
 Total Liabilities                                     5,561,936   5,477,477
                                                     ----------- -----------
PARTNERS' CAPITAL
Limited Partners (16,479,195.979 and 17,836,873.576
  Units, respectively)                               265,060,579 265,907,998
General Partner (191,022.517 Units)                    3,072,513   2,847,720
                                                     ----------- -----------
 Total Partners' Capital                             268,133,092 268,755,718
                                                     ----------- -----------
 Total Liabilities and Partners' Capital             273,695,028 274,233,195
                                                     =========== ===========
NET ASSET VALUE PER UNIT                                   16.08       14.91
                                                     =========== ===========

Statements of Operations

                                      For the Years Ended
                                         December 31,
                               ----------------------------------
                                  2000       1999         1998
                               ---------- -----------  ----------
                                   $           $           $
REVENUES
Trading profit (loss):
 Realized                      12,255,064     726,179  35,224,194
 Net change in unrealized      22,006,013    (872,972)  6,612,556
                               ---------- -----------  ----------
 Total Trading Results         34,261,077    (146,793) 41,836,750
Interest income (DWR)          11,613,896   9,593,178   8,103,423
                               ---------- -----------  ----------
 Total Revenues                45,874,973   9,446,385  49,940,173
                               ---------- -----------  ----------
EXPENSES
Brokerage fees (DWR)           17,835,223  19,176,380  15,543,787
Management fees                 9,595,464  10,580,071   8,403,764
Incentive fees                    166,085     430,097   3,191,252
                               ---------- -----------  ----------
 Total Expenses                27,596,772  30,186,548  27,138,803
                               ---------- -----------  ----------
NET INCOME (LOSS)              18,278,201 (20,740,163) 22,801,370
                               ========== ===========  ==========
Net Income (Loss) Allocation:
Limited Partners               18,053,408 (20,531,494) 22,571,217
General Partner                   224,793    (208,669)    230,153
Net Income (Loss) per Unit:
Limited Partners                     1.17       (1.21)       1.49
General Partner                      1.17       (1.21)       1.49

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Series

Morgan Stanley Dean Witter Spectrum Commodity L.P. (formerly, Morgan Stanley Tangible Asset Fund L.P.)

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000 and 1999 and for the Period from January 2, 1998 (commencement of operations) to December 31, 1998

                              Units of
                             Partnership     Limited     General
                              Interest      Partners     Partner      Total
                            -------------  -----------  ---------  -----------
                                                $           $           $
Partners' Capital,
January 2, 1998                   200.000        1,000      1,000        2,000
Initial Offering            2,573,486.803   25,475,868    259,000   25,734,868
Offering of Units           1,665,202.477   15,758,355    170,000   15,928,355
Net loss                         --        (13,398,948)  (144,683) (13,543,631)
Redemptions                  (450,424.580)  (3,213,276)    --       (3,213,276)
                            -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1998           3,788,464.700   24,622,999    285,317   24,908,316
Net income                       --          3,330,798     44,991    3,375,789
Redemptions                  (682,597.530)  (4,643,635)    --       (4,643,635)
                            -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1999           3,105,867.170   23,310,162    330,308   23,640,470
Offering of Units             277,607.062    2,115,964     --        2,115,964
Net income                       --            612,086     10,276      622,362
Redemptions                  (809,685.913)  (6,178,815)    --       (6,178,815)
                            -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2000           2,573,788.319   19,859,397    340,584   20,199,981
                            =============  ===========  =========  ===========

Morgan Stanley Dean Witter Spectrum Currency L.P.

Statement of Changes in Partners' Capital
For the Period from July 3, 2000 (commencement of operations) to
December 31, 2000

                              Units of
                             Partnership     Limited     General
                              Interest      Partners     Partner      Total
                            -------------  -----------  ---------  -----------
                                                $           $           $
Partners' Capital,
July 3, 2000 (commencement
  of operations)                    2.000           10         10           20
Initial Offering              633,152.332    4,886,888  1,444,635    6,331,523
Offering of Units             980,783.417   10,281,803    100,000   10,381,803
Net income                       --          1,134,371    174,173    1,308,544
Redemptions                  (207,486.516)  (2,314,658)    --       (2,314,658)
                            -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2000           1,406,451.233   13,988,414  1,718,818   15,707,232
                            =============  ===========  =========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Series

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000, 1999 and 1998

                       Units of
                     Partnership      Limited     General
                       Interest      Partners     Partner      Total
                    --------------  -----------  ---------  -----------
                                         $           $           $
Morgan Stanley Dean Witter Spectrum Global Balanced L.P.
Partners' Capital,
December 31, 1997    1,868,284.841   25,418,875    264,361   25,683,236
Offering of Units    1,205,176.553   17,447,965    190,000   17,637,965
Net income                --          5,518,127     59,761    5,577,888
Redemptions           (204,387.889)  (2,985,217)    --       (2,985,217)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1998    2,869,073.505   45,399,750    514,122   45,913,872
Offering of Units    1,019,759.235   16,184,278    135,000   16,319,278
Net income                --            397,258      5,052      402,310
Redemptions           (299,009.049)  (4,771,448)    --       (4,771,448)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1999    3,589,823.691   57,209,838    654,174   57,864,012
Offering of Units      568,088.752    8,983,545     --        8,983,545
Net income                --            433,786      5,568      439,354
Redemptions           (720,447.437) (11,407,161)    --      (11,407,161)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2000    3,437,465.006   55,220,008    659,742   55,879,750
                    ==============  ===========  =========  ===========

                       Units of
                     Partnership      Limited     General
                       Interest      Partners     Partner      Total
                    --------------  -----------  ---------  -----------
                       (Note 1)          $           $           $
Morgan Stanley Dean Witter Spectrum Select L.P.
Partners' Capital,
December 31, 1997    8,000,551.600  163,999,307  2,774,014  166,773,321
Offering of Units    1,310,353.729   30,297,590     --       30,297,590
Net income                --         22,302,202    392,858   22,695,060
Redemptions           (903,138.578) (19,683,455)    --      (19,683,455)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1998    8,407,766.751  196,915,644  3,166,872  200,082,516
Offering of Units    2,238,093.744   51,589,367     --       51,589,367
Net loss                  --        (16,455,697)  (238,717) (16,694,414)
Redemptions           (928,973.063) (21,171,795)    --      (21,171,795)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1999    9,716,887.432  210,877,519  2,928,155  213,805,674
Offering of Units    1,339,972.159   28,581,403     --       28,581,403
Net income                --         14,165,099    125,946   14,291,045
Redemptions         (1,693,772.364) (35,441,903)  (506,250) (35,948,153)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2000    9,363,087.227  218,182,118  2,547,851  220,729,969
                    ==============  ===========  =========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Series

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000, 1999 and 1998

                       Units of
                     Partnership      Limited     General
                       Interest      Partners     Partner      Total
                    --------------  -----------  ---------  -----------
                                         $           $           $
Morgan Stanley Dean Witter Spectrum Strategic L.P.
Partners' Capital,
December 31, 1997    5,517,887.455   58,482,349    613,232   59,095,581
Offering of Units    1,610,245.841   16,662,471     80,000   16,742,471
Net income                --          4,958,188     56,907    5,015,095
Redemptions         (1,031,933.595) (10,431,372)    --      (10,431,372)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1998    6,096,199.701   69,671,636    750,139   70,421,775
Offering of Units    1,300,877.987   16,846,544    100,000   16,946,544
Net income                --         27,829,050    300,020   28,129,070
Redemptions           (601,106.169)  (7,804,868)    --       (7,804,868)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1999    6,795,971.519  106,542,362  1,150,159  107,692,521
Offering of Units    1,467,043.314   17,566,488     35,000   17,601,488
Net loss                  --        (36,503,461)  (383,829) (36,887,290)
Redemptions         (1,268,061.404) (14,172,270)    --      (14,172,270)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2000    6,994,953.429   73,433,119    801,330   74,234,449
                    ==============  ===========  =========  ===========

                       Units of
                     Partnership      Limited     General
                       Interest      Partners     Partner      Total
                    --------------  -----------  ---------  -----------
                                         $           $           $
Morgan Stanley Dean Witter Spectrum Technical L.P.
Partners' Capital,
December 31, 1997   12,434,700.738  180,099,271  1,851,236  181,950,507
Offering of Units    4,731,996.876   69,886,681    565,000   70,451,681
Net income                --         22,571,217    230,153   22,801,370
Redemptions         (1,342,497.646) (20,102,124)    --      (20,102,124)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1998   15,824,199.968  252,455,045  2,646,389  255,101,434
Offering of Units    3,976,153.731   61,073,132    410,000   61,483,132
Net loss                  --        (20,531,494)  (208,669) (20,740,163)
Redemptions         (1,772,457.606) (27,088,685)    --      (27,088,685)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1999   18,027,896.093  265,907,998  2,847,720  268,755,718
Offering of Units    2,110,290.038   29,668,693     --       29,668,693
Net income                --         18,053,408    224,793   18,278,201
Redemptions         (3,467,967.635) (48,569,520)    --      (48,569,520)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2000   16,670,218.496  265,060,579  3,072,513  268,133,092
                    ==============  ===========  =========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Commodity L.P.

(formerly, Morgan Stanley Tangible Asset Fund L.P.)
Statements of Cash Flows

                                                           For the Period from
                                          For the            January 2, 1998
                                        Years Ended         (commencement of
                                       December 31,          operations) to
                                   ----------------------     December 31,
                                      2000        1999            1998
                                   ----------  ----------  -------------------
                                       $           $                $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                     622,362   3,375,789      (13,543,631)
Noncash item included in net
  income (loss):
 Net change in unrealized             567,711  (1,178,071)         635,643
(Increase) decrease in operating
  assets:
 Interest receivable (MS&Co.)         (12,936)      2,530          (78,722)
Increase (decrease) in operating
  liabilities:
 Accrued brokerage
   fees (DWR and MS&Co.)                6,801     (10,395)          81,222
 Accrued management fees (MSCM)        (6,322)     (7,121)          55,632
 Service fees payable (Demeter)       (19,404)     (2,849)          22,253
                                   ----------  ----------      -----------
 Net cash provided by (used for)
   operating activities             1,158,212   2,179,883      (12,827,603)
                                   ----------  ----------      -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Initial offering                       --          --           25,736,868
Offering of Units                   2,115,964      --           15,928,355
Increase in
  subscriptions receivable           (215,897)     --              --
Increase (decrease) in
  redemptions payable                 220,378    (626,002)         895,547
Redemptions of Units               (6,178,815) (4,643,635)      (3,213,276)
                                   ----------  ----------      -----------
Net cash provided by
  (used for) financing activities  (4,058,370) (5,269,637)      39,347,494
                                   ----------  ----------      -----------
Net increase (decrease) in cash    (2,900,158) (3,089,754)      26,519,891
Balance at beginning of period     23,430,137  26,519,891          --
                                   ----------  ----------      -----------
Balance at end of
  period                           20,529,979  23,430,137       26,519,891
                                   ==========  ==========      ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Currency L.P.

Statement of Cash Flows

                                           For the Period from
                                              July 3, 2000
                                            (commencement of
                                             operations) to
                                              December 31,
                                                  2000
                                           -------------------
                                                    $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                                      1,308,544
Noncash item included in net income:
 Net change in unrealized                        (555,569)
Increase in operating assets:
 Interest receivable (DWR)                        (55,464)
Increase in operating liabilities:
 Accrued brokerage
   fees  (DWR)                                     55,245
 Accrued incentive fees                            32,876
 Accrued management fees                           24,020
                                               ----------
 Net cash provided by operating activities        809,652
                                               ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Initial offering                                6,331,543
Offering of Units                              10,381,803
Increase in subscriptions receivable           (3,054,150)
Increase in redemptions payable                 2,237,351
Redemptions of Units                           (2,314,658)
                                               ----------
Net cash provided by
  financing activities                         13,581,889
                                               ----------
Net increase in cash                           14,391,541
Balance at beginning of period                     --
                                               ----------
Balance at end of period                       14,391,541
                                               ==========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Global
Balanced L.P.
Statements of Cash Flows

                                                      For the Years Ended
                                                         December 31,
                                               -----------------------------------
                                                  2000         1999        1998
                                               -----------  ----------  ----------
                                                    $           $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                                         439,354     402,310   5,577,888
Noncash item included in net
  income:
 Net change in unrealized                       (2,507,530)  1,157,073  (1,285,628)
Increase in operating assets:
 Net option premiums                              (192,500)     --        (458,150)
 Interest receivable (DWR)                         (40,455)    (77,458)    (48,192)
Increase (decrease) in operating liabilities:
 Accrued brokerage
   fees (DWR)                                      (14,106)     47,054      70,079
 Accrued management fees                            (3,833)     12,787      20,703
 Incentive fees payable                            --          (69,730)     69,730
                                               -----------  ----------  ----------
Net cash provided by
  (used for) operating activities               (2,319,070)  1,472,036   3,946,430
                                               -----------  ----------  ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                                8,983,545  16,319,278  17,637,965
(Increase) decrease in subscriptions
  receivable                                       317,320     315,143    (537,387)
Increase (decrease) in redemptions
  payable                                          (65,251)    549,551       3,614
Redemptions of Units                           (11,407,161) (4,771,448) (2,985,217)
                                               -----------  ----------  ----------
Net cash provided by
  (used for) financing activities               (2,171,547) 12,412,524  14,118,975
                                               -----------  ----------  ----------
Net increase (decrease) in cash                 (4,490,617) 13,884,560  18,065,405
Balance at beginning of period                  56,904,921  43,020,361  24,954,956
                                               -----------  ----------  ----------
Balance at end of period                        52,414,304  56,904,921  43,020,361
                                               ===========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Select L.P.
Statements of Cash Flows

                                              For the Years Ended
                                                 December 31,
                                      -------------------------------------
                                         2000         1999         1998
                                      -----------  -----------  -----------
                                           $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                      14,291,045  (16,694,414)  22,695,060
Noncash item included in net
  income (loss):
 Net change in unrealized             (18,665,233)   1,547,990    1,192,107
(Increase) decrease in
  operating assets:
 Net option premiums                      776,380     (776,380)     --
 Interest receivable (DWR)               (167,649)    (130,447)      46,346
 Due from DWR                             --           --         1,097,517
Increase (decrease) in
  operating liabilities:
 Accrued brokerage
   fees (DWR)                             (39,496)     106,631    1,164,344
 Accrued management fees                  (16,344)      44,124       58,124
 Accrued administrative expenses          --           --           (72,499)
                                      -----------  -----------  -----------
Net cash provided by (used for)
  operating activities                 (3,821,297) (15,902,496)  26,180,999
                                      -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                      28,581,403   51,589,367   30,297,590
(Increase) decrease in subscriptions
  receivable                            2,146,110    2,291,656   (6,021,707)
Increase (decrease) in
  redemptions payable                  (1,653,713)   2,824,861   (1,332,933)
Redemptions of Units                  (35,948,153) (21,171,795) (19,683,455)
                                      -----------  -----------  -----------
Net cash provided by (used for)
  financing activities                 (6,874,353)  35,534,089    3,259,495
                                      -----------  -----------  -----------
Net increase (decrease) in cash       (10,695,650)  19,631,593   29,440,494
Balance at beginning of period        207,251,012  187,619,419  158,178,925
                                      -----------  -----------  -----------
Balance at end of period              196,555,362  207,251,012  187,619,419
                                      ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Strategic L.P.
Statements of Cash Flows

                                             For the Years Ended
                                                 December 31,
                                      ------------------------------------
                                         2000         1999        1998
                                      -----------  ----------  -----------
                                           $           $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                     (36,887,290) 28,129,070    5,015,095
Noncash item included in net income
  (loss):
 Net change in unrealized               7,577,681  (4,264,478)  (2,771,722)
(Increase) decrease in operating
  assets:
 Net option premiums                     (237,853)    237,299       96,477
 Interest receivable (DWR)                 32,703    (134,335)      17,798
Increase (decrease) in operating
  liabilities:
 Accrued brokerage fees (DWR)            (180,709)    184,395       45,565
 Accrued incentive fee                    289,687      --          --
 Accrued management fees                 (127,069)     94,670       30,719
                                      -----------  ----------  -----------
Net cash provided by (used for)
  operating activities                (29,532,850) 24,246,621    2,433,932
                                      -----------  ----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                      17,601,488  16,946,544   16,742,471
(Increase) decrease in subscriptions
  receivable                            1,281,898      52,093     (962,792)
Increase (decrease) in redemptions
  payable                                 459,233     448,884     (967,188)
Redemptions of Units                  (14,172,270) (7,804,868) (10,431,372)
                                      -----------  ----------  -----------
Net cash provided by
  financing activities                  5,170,349   9,642,653    4,381,119
                                      -----------  ----------  -----------
Net increase (decrease) in cash       (24,362,501) 33,889,274    6,815,051
Balance at beginning of period         97,808,328  63,919,054   57,104,003
                                      -----------  ----------  -----------
Balance at end of period               73,445,827  97,808,328   63,919,054
                                      ===========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Technical L.P.
Statements of Cash Flows

                                                         For the Years Ended
                                                            December 31,
                                                 -------------------------------------
                                                    2000         1999         1998
                                                 -----------  -----------  -----------
                                                      $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                                 18,278,201  (20,740,163)  22,801,370
Noncash item included in net income
  (loss):
 Net change in unrealized                        (22,006,013)     872,972   (6,612,556)
(Increase) decrease in operating
  assets:
 Net option premiums                                 (74,725)      74,725      --
 Interest receivable (DWR)                          (162,089)    (183,270)     (60,123)
Increase (decrease) in operating
  liabilities:
 Accrued brokerage fees (DWR)                       (101,355)     120,330      341,957
 Accrued management fees                            (300,576)      66,388      220,319
 Accrued incentive fee                               111,599      --          (139,190)
                                                 -----------  -----------  -----------
Net cash provided by (used for)
  operating activities                            (4,254,958) (19,789,018)  16,551,777
                                                 -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                                 29,668,693   61,483,132   70,451,681
(Increase) decrease in subscriptions receivable    2,839,329       75,719   (1,037,012)
Increase in redemptions payable                      374,791    1,718,282      330,081
Redemptions of Units                             (48,569,520) (27,088,685) (20,102,124)
                                                 -----------  -----------  -----------
Net cash provided by (used for)
  financing activities                           (15,686,707)  36,188,448   49,642,626
                                                 -----------  -----------  -----------
Net increase (decrease)
  in cash                                        (19,941,665)  16,399,430   66,194,403
Balance at beginning of period                   251,443,755  235,044,325  168,849,922
                                                 -----------  -----------  -----------
Balance at end of period                         231,502,090  251,443,755  235,044,325
                                                 ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Morgan Stanley Dean Witter Spectrum Commodity L.P. (formerly known as Morgan Stanley Tangible Asset Fund L.P.) ("Spectrum Commodity"), Mor-gan Stanley Dean Witter Spectrum Currency L.P. ("Spectrum Currency"), Morgan Stanley Dean Witter Spectrum Global Balanced L.P. (formerly known as Dean Wit-ter Spectrum Global Balanced L.P.) ("Spectrum Global Balanced"), Morgan Stan-ley Dean Witter Spectrum Select L.P. (formerly known as Dean Witter Spectrum Select L.P.) ("Spectrum Select"), Morgan Stanley Dean Witter Spectrum Strate-gic L.P. (formerly known as Dean Witter Spectrum Strategic L.P.) ("Spectrum Strategic") and Morgan Stanley Dean Witter Spectrum Technical L.P. (formerly known as Dean Witter Spectrum Technical L.P.) ("Spectrum Technical"), (indi-vidually, a "Partnership," or collectively, the "Partnerships"), are limited partnerships organized to engage in the speculative trading of futures and forward contracts, options on futures contracts, physical commodities and other commodity interests, including, but not limited to foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests").

The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR"). Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. Inter-national Limited ("MSIL") provide clearing and execution services. Prior to October 2000, Carr Futures Inc. ("Carr") provided clearing and execution serv-ices to Spectrum Global Balanced, Spectrum Select, Spectrum Strategic and Spectrum Technical. Morgan Stanley Dean Witter Commodities Management, Inc. ("MSCM") is the trading advisor to Spectrum Commodity. Demeter, DWR, MS&Co., MSIL and MSCM are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

Spectrum Commodity became one of the Spectrum Series of funds effective March 6, 2000.

Spectrum Currency commenced trading as of July 3, 2000.

Spectrum Select became one of the Spectrum Series of funds effective June 1, 1998. Each outstanding unit of limited partnership interest ("Unit(s)") in Dean Witter Select Futures Fund L.P. was converted to 100 Units of Spectrum Select. The number of Units outstanding, net income or loss per Unit and Net Asset Value per Unit have been adjusted for all reporting periods prior to this conversion.

Effective February 19, 1998, Morgan Stanley, Dean Witter, Discover & Co. changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

Demeter and the Limited Partners based upon their proportional ownership in-terests.

Use of Estimates--The financial statements are prepared in accordance with ac-counting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management be-lieves that the estimates utilized in the preparation of the financial state-ments are prudent and reasonable. Actual results could differ from those esti-mates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profits (losses) on open contracts from one period to the next in the statements of operations. Monthly, DWR pays each Partnership interest income based upon 80% of its average daily "Net Assets" (as defined in the limited partnership agreements) for the month in the case of Spectrum Commodity, Spectrum Currency, Spectrum Select, Spectrum Strategic and Spectrum Technical, and 100% in the case of Spectrum Global Balanced. The interest rate is equal to a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per Unit is computed using the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnerships' asset "Equity in futures interests trading accounts," reflected in the statements of financial condition consists of (A) cash on deposit with DWR, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' statements of financial condition.

The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

Brokerage and Related Transaction Fees and Costs-- The brokerage fee for Spectrum Commodity, Spectrum Currency and Spectrum Global Balanced are accrued at a flat monthly rate of 1/12 of 4.6% (a 4.6% annual rate) of Net Assets as of the first day of each month. Prior to April 1, 2000, brokerage fees for Spectrum Commodity were accrued at a monthly rate of 1/12 of 3.65% of Net Assets (a 3.65% annual rate) as of the first day of each month. Prior to June 1, 1998, brokerage fees for Spectrum Global Balanced were accrued at 49/120 of 1% of Net Assets (a 4.9% annual rate) as of the first day of each month.

Brokerage fees for Spectrum Select, Spectrum Strategic and Spectrum Technical are accrued at a flat monthly rate of 1/12 of 7.25% (a 7.25% annual rate) of Net Assets as of the first day of each month. Prior to June 1, 1998, brokerage commissions for Spectrum Select were accrued on a half-turn basis at 80% of DWR's published non-member rates and transaction fees and costs were accrued on a half-turn basis. Brokerage commissions and transaction fees and costs combined were capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of Spectrum Select's month-end Net Assets. Prior to June 1, 1998, brokerage fees for Spectrum Strategic and Spectrum Technical were accrued at 51/80 of 1% of the Net Assets (a 7.65% annual rate) as of the first day of each month.

Such brokerage fees currently cover all brokerage commissions, transaction fees and costs and ordinary administrative and continuing offering expenses.

Service Fee--Prior to April 1, 2000, Spectrum Commodity paid Demeter a monthly service fee equal to 1/12 of 1% per month (a 1% annual rate) of the Partnership's Net Assets as of the first day of each month.

Operating Expenses--The Partnerships incur monthly management fees and may incur incentive fees. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees and other related expenses are borne by DWR through the brokerage fees paid by the Partnerships (effective June 1, 1998 for Spectrum Select with its change to a flat rate brokerage fee).

Prior to June 1, 1998, Spectrum Select was charged all operating expenses re-lated to its trading activities to a maximum of 1/4 of 1% annually of Spectrum Select's average month end Net Assets. Demeter was responsible for operating expenses in excess of the cap.

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's reve-nues and expenses for income tax purposes.

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

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which a person becomes a Limited Partner, upon five business days advance notice by redemption form to Demeter. Thereafter, Units redeemed on or prior to the last day of the twelfth month after such Units were purchased will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the date of such redemption. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month after which such Units were purchased will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the date of such redemption. Units redeemed after the last day of the twenty-fourth month after which such Units were purchased will not be subject to a redemption charge. The foregoing redemption charges will be paid to DWR. Redemptions must be made in whole Units, in a minimum amount of 50 Units, unless a Limited Partner is redeeming his entire interest in a Partnership.

Exchanges--On the last day of the first month which occurs more than six months after a person first becomes a Limited Partner in any of the Partner-ships, and at the end of each month thereafter, Limited Partners may exchange their investment among the Partnerships (subject to certain restrictions out-lined in the Limited Partnership Agreement) without paying additional charges.

Dissolution of the Partnerships--Spectrum Commodity will terminate on December 31, 2027, Spectrum Currency,Spectrum Global Balanced, Spectrum Strategic and Spectrum Technical will terminate on December 31, 2035 and Spectrum Select will terminate on December 31, 2025 regardless of financial condition at such time, or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

2. Related Party Transactions

The Partnerships pay brokerage fees to DWR as described in Note 1. Each Part-nership's cash is on deposit with DWR, MS&Co. and MSIL in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. Spectrum Commodity paid Demeter a service fee prior to April 1, 2000 and pays management fees, and when applicable, in-centive fees to MSCM.

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)


3. Trading Advisors

Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership are as follows:

Morgan Stanley Dean Witter Spectrum Commodity L.P.
 Morgan Stanley Dean Witter Commodities
 Management Inc.

Morgan Stanley Dean Witter Spectrum Currency L.P.
 John W. Henry & Company, Inc. ("JWH")
 Sunrise Capital Partners, LLC ("Sunrise")

Morgan Stanley Dean Witter Spectrum Global Balanced L.P.
 RXR, Inc.

Morgan Stanley Dean Witter Spectrum Select L.P.
 EMC Capital Management, Inc.
 Rabar Market Research, Inc.
 Sunrise Capital Management, Inc.

Morgan Stanley Dean Witter Spectrum Strategic L.P.
 Allied Irish Capital Management, Ltd. ("AICM")
 Blenheim Investments, Inc. ("Blenheim")
 Eclipse Capital Management Inc. ("Eclipse")

Effective April 30, 1998, A. Gary Shilling & Co., Inc.("Shilling") was termi-nated as an advisor to Spectrum Strategic. The assets of the Partnership pre-viously allocated to Shilling were allocated to Stonebrook Capital Management Inc., ("Stonebrook"), effective June 1, 1998.

Effective March 4, 1999, Stonebrook was terminated as an advisor to Spectrum Strategic. The assets of the Partnership previously allocated to Stonebrook were allocated to AICM, effective June 1, 1999.

Effective April 14, 2000, Willowbridge Associates Inc. ("Willowbridge") was terminated as an advisor to Spectrum Strategic. The assets of the Partnership previously allocated to Willowbridge were allocated to Eclipse, effective June 26, 2000.

Morgan Stanley Dean Witter Spectrum Technical L.P.
 Campbell & Company, Inc. ("Campbell")
 Chesapeake Capital Corporation ("Chesapeake")
 John W. Henry & Company, Inc.

Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

Management Fee--The management fee for Spectrum Commodity is accrued at the rate of 5/24 of 1% of Net Assets on the first day of each month (a 2.5% annual rate).

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)


The management fee for Spectrum Currency is accrued at the rate of 1/12 of 2% of Net Assets on the first day of each month (a 2% annual rate). Prior to De-cember 1, 2000, the management fee was accrued at the rate of 1/3 of 1% of Net Assets allocated to JWH on the first day of each month and 1/4 of 1% of Net Assets allocated to Sunrise on the first day of each month (annual rates of 4% and 3%, respectively).

The management fee for Spectrum Global Balanced is accrued at the rate of 5/48 of 1% per month of Net Assets on the first day of each month (a 1.25% annual rate).

The management fee for Spectrum Select is accrued at the rate of 1/4 of 1% per month of Net Assets allocated to each trading advisor on the first day of each month (a 3% annual rate). Prior to June 1, 1998, the management fee was ac-crued at the rate of 1/4 of 1% of the Partnership's adjusted Net Assets, as defined in its limited partnership agreement, as of the last day of each month (a 3% annual rate).

The management fee for Spectrum Strategic is accrued at the rate of 1/12 of 4% per month of Net Assets allocated to Blenheim on the first day of each month, and 1/12 of 3% per month of Net Assets allocated to AICM and Eclipse on the first day of each month (annual rates of 4% and 3%, respectively). Prior to June 1, 1998, the management fee was accrued at the rate of 1/3 of 1% of Net Assets allocated to Blenheim and Willowbridge on the first day of each month (a 4% annual rate).

The management fee for Spectrum Technical is accrued at the rate of 1/12 of 2% of Net Assets allocated to JWH on the first day of each month, 1/12 of 3% of Net Assets allocated to Campbell on the first day of each month and 1/3 of 1% of Net Assets allocated to Chesapeake on the first day of each month (annual rates of 2%, 3% and 4% respectively). Prior to December 1, 2000 the management fee was accrued to each trading advisor at the rate of 1/3 of 1% of Net Assets on the first day of each month (a 4% annual rate).

Incentive Fee--Spectrum Commodity pays an annual incentive fee equal to 17.5% of Partnership trading profits, as determined from the end of the last period in which an incentive fee was earned. Prior to December 1, 2000, Spectrum Com-modity paid an annual incentive fee to MSCM equal to 20% of the trading prof-its.

Spectrum Currency pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to each trading advisor's allocated Net As-sets as of the end of each month. Prior to December 1, 2000, Spectrum Currency paid a monthly incentive fee equal to 15% of the trading profits.

Spectrum Global Balanced, Spectrum Select and Spectrum Strategic each pay a monthly incentive fee equal to 15% of the trading profits experienced with re-spect to each trading advisor's allocated Net Assets as of the end of each calendar

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

month. Prior to June 1, 1998, Spectrum Select paid a quarterly incentive fee to each trading advisor equal to 17.5% of the trading profits.

Spectrum Technical pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Net Assets allocated to Campbell and JWH and 19% of the Trading profits experienced with respect to the Net Assets allocated to Chesapeake as of the end of each calendar month. Prior to June 1, 1998, Spectrum Technical paid an incentive fee equal to 15% of trading profits to Chesapeake. Prior to December 1, 2000, Spectrum Technical paid an incentive fee equal to 15% of trading profits to Campbell and JWH.

Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage and management fees are de-ducted. Prior to June 1, 1998, trading profits for Spectrum Select represented the amount by which profits from futures, forwards and options trading ex-ceeded losses after brokerage commissions, management fees, administrative ex-penses and transaction fees and costs were deducted.

For all Partnerships when trading losses are incurred, no incentive fee will be paid in subsequent months until all such losses are recovered. Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each months' subscriptions and redemptions.

4. Financial Instruments

The Partnerships trade futures and forward contracts, options on futures con-tracts, physical commodities and other commodity interests, including, but not limited to foreign currencies, financial instruments, metals, energy and agri-cultural products. Futures and forwards represent contracts for delayed deliv-ery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including in-terest rate volatility.

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriv-ative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Partnership adopted the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 superceded SFAS Nos. 119 and 105, which required the dis-closure of average aggregate fair values and contract/notional values, respec-tively, of derivative financial instruments for an entity that carries its as-sets at fair value. SFAS No. 133 was further amended by SFAS No. 138, which clarifies issues sur-

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

rounding interest rate risk, foreign currency denominations, normal purchases and sales and net hedging. The application of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the Partner-ships' financial statements.

SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

(1) One or more underlying notional amounts or payment provisions;
(2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
(3) Terms require or permit net settlement.

Generally derivatives include futures, forwards, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts are reported as a compo-nent of "Equity in futures interests tradingaccounts'' on the statements of financial condition and totaled at December 31, 2000 and 1999, respectively, $(25,283) and $542,428 for Spectrum Commodity, $3,317,644 and $810,114 for
Spectrum Global Balanced, $25,552,297 and $6,887,064 for Spectrum Select, $1,986,132 and $9,563,813 for SpectrumStrategic, and $40,042,309 and
$18,036,296 for Spectrum Technical. For Spectrum Currency, the net realized gain totaled $555,569 at December 31, 2000.

For Spectrum Commodity, the $25,283 net unrealized loss on open contracts at December 31, 2000 and the $542,428 net unrealized gain on open contracts at December 31, 1999 all related to exchange-traded futures contracts.

For Spectrum Currency, the $555,569 net unrealized gain on open contracts at December 31, 2000 was related to off-exchange-traded forward currency con-tracts.

For Spectrum Global Balanced, of the $3,317,644 net unrealized gain on open contracts at December 31, 2000, $3,374,178 related to exchange-traded futures contracts and $(56,534) related to off-exchange-traded forward currency con-tracts. Of the $810,114 net unrealized gain on open contracts atDecember 31, 1999, $669,640 related to exchange-traded futures contracts and $140,474 re-lated to off-exchange-traded forward currency contracts.

For Spectrum Select, of the $25,552,297 net unrealized gain on open contracts at December 31, 2000, $23,901,575 related to exchange-traded futures and futures-styled options contracts

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

and $1,650,722 related to off-exchange-traded forward currency contracts. Of the $6,887,064 net unrealized gain on open contracts at December 31, 1999, $6,935,040 related to exchange-traded futures and futures-styled options con-tracts and $(47,976) related to off-exchange-traded forward currency con-tracts.

For Spectrum Strategic, the $1,986,132 net unrealized gain on open contracts at December 31, 2000 and the $9,563,813 net unrealized gain on open contracts at December 31, 1999 all related to exchange-traded futures and futures-styled options contracts.

For Spectrum Technical, of the $40,042,309 net unrealized gain on open contracts at December 31, 2000, $37,170,209 related to exchange-traded futures and futures-styled options contracts and $2,872,100 related to off-exchange-traded forward currency contracts. Of the $18,036,296 net unrealized gain on open contracts at December 31, 1999, $17,006,044 related to exchange-traded futures and futures-styled options contracts and $1,030,252 related to off-exchange-traded forward currency contracts.

Exchange-traded contracts and off-exchange-traded forward currency contracts held by the Partnerships at December 2000 and 1999 mature as follows:

                                                      2000          1999
                                                  ------------- -------------
 Spectrum Commodity
 Exchange-Traded Contracts                        April 2001    April 2000
 Spectrum Currency
 Off-Exchange-Traded Forward Currency Contracts   March 2001    --
 Spectrum Global Balanced
 Exchange-Traded Contracts                        June 2001     June 2000
 Off-Exchange-Traded Forward Currency Contracts   March 2001    March 2000
 Spectrum Select
 Exchange-Traded Contracts                        December 2001 December 2000
 Off-Exchange-Traded Forward Currency Contracts   March 2001    March 2000
 Spectrum Strategic
 Exchange-Traded Contracts                        December 2001 December 2001
 Spectrum Technical
 Exchange-Traded Contracts                        December 2001 December 2000
 Off-Exchange-Traded Forward Currency Contracts   March 2001    March 2000

The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.

The Partnerships also have credit risk because DWR, MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

in value settled on a daily basis. Each of DWR, MS&Co. and MSIL, as a futures commission merchant for each Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, in-cluding an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2000 and 1999 respectively, $20,504,696 and $23,972,565 for Spec-
trum Commodity, $55,788,482 and $57,574,561 for Spectrum Global Balanced, $220,456,937 and $214,186,052 for Spectrum Select, $75,431,959 and
$107,372,141 for Spectrum Strategic and $268,672,299 and $268,449,799 for
Spectrum Technical. For Spectrum Currency, the amount totaled $14,391,541 at December 31, 2000. With respect to the Partnerships' off-exchange-traded for-ward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. Each Partnership has a netting agreement with MS&Co.. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

5. Legal Matters

Similar class actions were filed in 1996 in California and New York State courts. Each of the actions were dismissed in 1999. However, the New York State class action discussed below is still pending because plaintiffs ap-pealed the trial court's dismissal of their case on March 3, 2000.

On September 18 and 20, 1996, purported class actions were filed in the Su-preme Court of the State of New York, New York County, on behalf of all pur-chasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW, Spectrum Select (under its original name, "Dean Witter Select Futures Fund L.P.") and certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. A consolidated and amended complaint in the action pending in the Su-preme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints sought unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Concluded)

action in November 1998, but granted plaintiffs leave to file an amended com-plaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By deci-sion dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice. However, on March 3, 2000 plaintiffs appealed the trial court's dismissal of their case.

MORGAN STANLEY DEAN WITTER & CO.                               Presorted
Two World Trade Center                                     First Class Mail
62nd Floor                                                 U.S. Postage Paid
New York, NY 10048                                           Brooklyn, NY
                                                            Permit No. 529