Form 10-Q
period 2001-03-31
MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL LP
filed 2001-05-14
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001

PART I. FINANCIAL INFORMATION
		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)......................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2001 and 2000
		(Unaudited)..............................................4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)......................5

		Notes to Financial Statements (Unaudited).............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.....12-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ......................................18-31

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings....................................32

Item 2.	Changes in Securities and Use of Proceeds.........32-34

Item 6.	Exhibits and Reports on Form 8-K..................34-36












PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	   March 31,	     December 31,
                                                                                              2001   	    2000
	$	   $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	277,264,988  	231,502,090

	Net unrealized gain on open contracts (MS & Co.)	27,583,951	41,877,552
	Net unrealized gain (loss) on open contracts (MSIL)	       721,407	  (1,835,243)

	Total net unrealized gain on open contracts	   28,305,358	  40,042,309

	     Total Trading Equity	305,570,346  	271,544,399

Subscriptions receivable	2,713,004  	1,087,585
Interest receivable (Morgan Stanley DW)	     1,043,454 	      1,063,044

	     Total Assets	  309,326,804   	  273,695,028


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	4,163,334  	    3,432,384
	Accrued brokerage fees (Morgan Stanley DW)	1,641,651  	       1,458,126
	Accrued incentive fees	1,630,613	111,599
	Accrued management fees	     632,008  	       559,827

	     Total Liabilities	   8,067,606    	     5,561,936

Partners' Capital

	Limited Partners (16,443,592.913  and
       16,479,195.979 Units, respectively) 	297,799,708  	265,060,579
	General Partner (191,022.517 Units)	     3,459,490 	      3,072,513

	Total Partners' Capital	   301,259,198   	  268,133,092

	Total Liabilities and Partners' Capital	  309,326,804  	  273,695,028

NET ASSET VALUE PER UNIT	              18.11 	               16.08

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)






	    For the Quarters Ended March 31,

                                                                                                            2001   	   2000
                                                                                                               $	   $
REVENUES
	Trading profit (loss):
		Realized	50,890,299		7,388,455
	 	Net change in unrealized	(11,736,951)		  (6,776,774)

			Total Trading Results	39,153,348		611,681

	Interest Income (Morgan Stanley DW)	     3,085,487		   2,854,265

			Total  	    42,238,835 		  3,465,946

EXPENSES

	Brokerage fees (Morgan Stanley DW)	4,872,703		4,891,913
	Management fees	1,867,864		2,698,986
	Incentive fees	   1,630,613		        54,486

 		Total 	   8,371,180		    7,645,385


NET INCOME (LOSS)	  33,867,655		 (4,179,439)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                    33,480,678  		135,156)
	General Partner	386,977      	                   (44,283)

NET INCOME (LOSS) PER UNIT

	Limited Partners 	2.03	(0.23)
	General Partner                        	2.03	 (0.23)






	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN  WITTER SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2001 and 2000
	(Unaudited)




	 Units of
	Partnership	Limited	General
                                                                            Interest    	Partners	Partner	Total



Partners' Capital,
   December 31, 1999	                18,027,896.093 		$265,907,998	       $2,847,720  	     $268,755,718

Offering of Units	691,109.928		10,310,260	                -		          10,310,260

Net Loss                                                                 -			(4,135,156)		(44,283)	          (4,179,439)

Redemptions	   (812,550.262)		  (12,092,341)	                -         	        (12,092,341)

Partners' Capital,
   March 31, 2000	  17,906,455.759 		  $259,990,761 		   $2,803,437 	     $262,794,198



Partners' Capital,
  December 31, 2000    	16,670,218.496		$265,060,579		$3,072,513	      $268,133,092

Offering of Units  	505,744.345		8,436,028	                 -	                    8,436,028

Net Income                                       -	        	33,480,678	386,977          33,867,655

Redemptions	   (541,347.411)		  (9,177,577)	                 -        	          (9,177,577)

Partners' Capital,
	March 31, 2001	  16,634,615.430 		  $297,799,708 		   $3,459,490 	     $301,259,198










The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Quarters Ended March 31,

	      2001     	      2000
	    $	      $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	33,867,655	 	(4,179,439)
Noncash item included in net income (loss):
		Net change in unrealized  	11,736,951		6,776,774

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	19,590		(93,173)
		Net option premiums                                                                       -			(74,725)

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	183,525		64,605
		Accrued incentive fees	 1,519,014	                            -
  		Accrued management fees	         72,181	                        35,644

Net cash provided by operating activities	   47,398,916		    2,529,686


CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units	8,436,028		10,310,260
	(Increase) decrease in subscriptions receivable 	(1,625,419)		1,148,980
	Increase in redemptions payable	730,950		1,543,567
Redemptions of Units	    (9,177,577)		  (12,092,341)

Net cash provided by (used for) financing activities	   (1,636,018)		         910,466

Net increase in cash	45,762,898		3,440,152

Balance at beginning of period	   231,502,090		  251,443,755

Balance at end of period	  277,264,988		  254,883,907








	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Spectrum Technical L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

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

MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to October 2000, Carr Futures Inc. provided clearing and execution services. Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading advisors to the Partnership are Campbell & Company, Inc., Chesapeake Capital Corporation and John W. Henry & Company, Inc., (collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills. Brokerage fees are paid to Morgan Stanley DW.

MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gain on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $28,305,358 and $40,042,309 at March 31, 2001 and December 31, 2000, respectively.

Of the $28,305,358 net unrealized gain on open contracts at March
31, 2001, $26,061,991 related to exchange-traded futures and futures-styled options contracts and $2,243,367 related to off-exchange-traded forward currency contracts.

Of the $40,042,309 net unrealized gain on open contracts at December 31, 2000, $37,170,209 related to exchange-traded futures

MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


and future-styled options contracts and $2,872,100 related to off-exchange-traded forward currency contracts.

Exchange-traded futures and futures-styled option contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through March 2002 and December 2001, respectively. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are

MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $303,326,979 and $268,672,299 at March 31, 2001 and December 31, 2000,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

The Partnership has never had illiquidity affect a material portion of its assets.

Capital Resources - The Partnership does not have, or expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore, the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income of $42,238,835 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.6% were recorded throughout the majority of the quarter in the global interest rate futures markets from long positions in U.S. and European interest rate futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. Additional gains were recorded from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. In the currency markets, profits of approximately 6.7% were recorded throughout the majority of the quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. In the global stock index futures markets, gains of approximately 2.3% were recorded during February and March from short positions in U.S., British and German stock index futures as global stock prices continued to trend lower on worries that the U.S. economic slowdown will ignite a global downturn. In the metals markets, gains of approximately 0.7% were recorded primarily during March from short gold futures positions as prices were pressured lower on concerns regarding the world economy and a disappointing gold auction conducted by the Bank of England. In soft commodities, gains of approximately 0.5% were recorded primarily during February and March from short cotton futures positions as prices moved lower on weak export sales and low demand. These gains were partially offset by losses of approximately 5.2% recorded primarily during January and early February in the energy markets from short futures positions in crude oil and its related products as prices increased amid cold weather forecasts, OPEC production cuts and a tightening in U.S. crude oil supplies. Newly established long futures positions in crude oil resulted in additional losses during late February and early March as prices moved lower, pressured by a higher-than-anticipated increase in U.S. crude supplies and a forecast projecting a decline in demand. Additional losses were recorded throughout the majority of the quarter from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and forecasts for warmer weather. In the agricultural markets, losses of approximately 0.6% were experienced primarily during January from long corn and soybean meal futures positions as prices moved lower due to favorable South American weather. Total expenses for the three months ended March 31, 2001 were $8,371,180, resulting in net income of $33,867,655. The net asset value of a Unit increased from $16.08 at December 31, 2000 to $18.11 at March 31, 2001.

For the Quarter Ended March 31, 2000
For the quarter ended March 31, 2000, the Partnership recorded trading revenues, including interest income of $3,465,946 and, after expenses, posted a decrease in net asset value per Unit. The most significant net losses of approximately 3.8% were recorded primarily in early February in the global interest rate futures markets from long positions in Japanese interest rate futures as Japanese bond prices declined in reaction to the yen's weakness and a higher Nikkei 225 Index. Additional losses were incurred during March from long positions in Japanese government bond futures as prices moved lower on firmer-than-expected capital investment figures out of Japan and fears that the Bank of Japan would scrap its zero-rate policy earlier than expected. In the metals markets, losses of approximately 2.7% were experienced from short gold futures positions as gold prices spiked sharply higher on February 4, as short covering, rumored producer hedge unwinding, and fresh buying fueled panicky rallies. Newly established long positions in gold futures produced additional losses later in February as gold prices fell under the weight of palladium and the weakness of the Australian dollar. In the soft commodities markets, losses of approximately 0.5% were incurred primarily during January and March from long coffee futures positions as coffee prices declined in the wake of forecasts for a bumper crop in Brazil this year. These losses were partially offset by gains of approximately 4.8% recorded primarily during January and February in the energy markets from long futures positions in crude oil and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. In the global stock index futures markets, gains of approximately 1.9% were recorded primarily during February from long positions in DAX and CAC 40 Index futures as the price of European stock index futures surged on strength in technology stocks and record highs on the NASDAQ.

Additional gains were recorded during February from long positions in NASDAQ 100 Index futures as the NASDAQ Index climbed higher on strength in computer-chip makers and biotechnology companies. In the currency markets, gains of approximately 0.6% were recorded during January and March from short positions in the European common currency, the euro, and the Swiss franc as the values of these currencies weakened versus the U.S. dollar. The euro dropped below parity with the U.S. dollar late in January, hurt by skepticism about Europe's economic outlook and lack of public support from European officials. Total expenses for the three months ended March 31, 2000 were $7,645,385, resulting in a net loss of $4,179,439. The net asset value of a Unit decreased from $14.91 at December 31, 1999 to $14.68 at March 31, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool involved in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

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



The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2001 and 2000. At

March 31, 2001 and 2000, the Partnership's total capitalization was approximately $301 million and $263 million, respectively.
Primary Market 	   March 31, 2001	   March 31, 2000
     Risk Category	         Value at Risk	    Value at Risk

Interest Rate		        (2.19)%		   (1.42)%

Currency				   (1.27)			   (1.58)

Equity				   (0.56)			   (1.55)

Commodity				   (0.57)			   (1.23)

Aggregate Value at Risk	   (2.72)% 		   (3.09)%



Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.

Primary Market Risk Category       High        Low       Average

Interest Rate	(3.03)%	(1.00)% 	(1.95)%

Currency	(1.80)	(0.93)	(1.32)

Equity	(1.05)	(0.47)	(0.68)

Commodity	(1.65)	(0.57)	(1.09)

Aggregate Value at Risk 	(3.42)%	(2.75)%	(2.77)%


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

VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 85% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2001 was in the global interest rate complex. Exposure was primarily spread across the European, U.S., and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term rates. Most of the speculative futures positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium- to long-term rates to remain steady.

Currency. The second largest market exposure in the Partnership at March 31, 2001 was in the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2001, the Partnership's major exposures were in the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Equity. The primary equity exposure at March 31, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. At March 31, 2001, the Partnership's primary exposures were in the DAX (Germany), NASDAQ (U.S.), S&P 500 (U.S.) and FTSE (Britain) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Energy. At March 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's primary metals market exposure at March 31, 2001 was to fluctuations in the price of gold and silver. Although the Trading Advisors may, from time to time, trade base metals such as copper, aluminum, zinc, nickel, lead and tin, the principal market exposures of the Partnership have consistently been to precious metals, gold and silver, and, to a much lesser extent, platinum.
Exposure was evident in the gold market as gold prices were volatile during the quarter. Silver prices remained volatile over this period, and the Trading Advisors took positions when market opportunities developed.

Soft Commodities and Agriculturals.  At March 31, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure, however, was to the sugar, cocoa, corn and livestock markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances were in Australian dollars, British pounds and euros. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

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

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the net asset value of a Unit as of the date of such monthly closing.

Through March 31, 2001, 25,177,347.185 Units were sold, leaving
7,822,652.815 Units unsold. The aggregate price of the Units sold through March 31, 2001 was $338,829,614.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(A)	Exhibits.
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership is incorporated by reference to Exhibit
A of the Partnership's Prospectus, dated March 23, 2001,
filed with the Securities and Exchange Commission pursuant
to Rule 424(b)(3) under the Securities Act of 1933.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership (changing its name to Morgan Stanley Dean
Witter Spectrum Technical) is incorporated by reference to
Exhibit 3.03 of the Partnership's Registration Statement
on Form S-1 (File No. 333-6877), filed with the Securities
and Exchange Commission on April 12, 1999.
10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter Management Corporation, and
Campbell & Company, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-
26338) for fiscal year ended December 31, 1998.
10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter Management Corporation, and
Chesapeake Capital Corporation is incorporated by
reference to Exhibit 10.02 of the Partnership's Form 10-K
(File No. 0-26338) for fiscal year ended December 31,
1998.
10.03	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter Management Corporation, and John
W. Henry & Co. is incorporated by reference to Exhibit
10.03 of the Partnership's Form 10-K (File No. 0-26338) for fiscal year ended December 31, 1998.

10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated March 23, 2001, filed with the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933.

10.08 	Form of Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Dean Witter Spectrum Select
L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Currency L.P., Morgan Stanley Dean Witter Spectrum Commodity L.P., Demeter
Management Corporation, Dean Witter Reynolds Inc., and
Chemical Bank, the escrow agent is incorporated by reference to Exhibit 10.08 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68779) filed with the Securities and Exchange Commission on November 5, 1999.

10.09 	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is included as Exhibit C to the Partnership's Prospectus dated March 23, 2001, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933.

10.10 	Amended and Restated Customer Agreement, dated as of
October 16, 2000, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
10.10 of the Partnership's Registration Statement on Form S-1 (File No. 333-68779) filed with the SEC on March 14, 2001.

10.11	Customer Agreement, dated as of June 6, 2000, among the
Partnership, Morgan Stanley & Co. Incorporated, and Dean
Witter Reynolds Inc. is incorporated by reference to
Exhibit 10.11 of the Partnership's Registration Statement on Form S-1 (File No. 333-68779) filed with the SEC on
March 14, 2001.

10.12	Form of Customer Agreement among the Partnership, Morgan
 Stanley & Co. International Limited, and Morgan Stanley &
 Co. Incorporated is incorporated by reference to Exhibit
 10.12 of the Partnership's Registration Statement on Form
 S-1 (File No. 333-68779) filed with the SEC on March 14,
 2001.

10.13 	Foreign Exchange and Options Master Agreement, dated as of
April 30, 2000, between the Partnership and Morgan Stanley
& Co. Incorporated is incorporated by reference to Exhibit
10.13 of the Partnership's Registration Statement on Form
S-1 (File No. 333-68779) filed with the SEC on March 14,
2001.

10.14	Amendment to Management Agreement, dated as of November
30, 2000, among the Registrant, Demeter Management
Corporation, and Campbell & Company, Inc. is incorporated by reference to the Registrant's Form 8-K (File No. 0-
26338) filed on January 3, 2001.

10.15	Amendment to Management Agreement, dated as of November
30, 2000, among the Registrant, Demeter Management
Corporation, and John W. Henry & Company.
(B)	Reports on Form 8-K.
Filed with the SEC on January 3, 2001.  Effective December
1, 2000, Morgan Stanley Dean Witter Spectrum Technical L.P. amended its management agreements with John W. Henry &
Company, Inc. ("JWH") and Campbell & Company, Inc.
("Campbell") under which the management fee paid to each of JWH and Campbell was reduced from a 4% to a 2% annual rate in the case of JWH, and from a 4% to a 3% annual rate in the case of Campbell. Additionally, the monthly incentive fee paid by the Partnership to each of JWH and Campbell was changed from 15% to 20% of the Partnership trading profits, as determined from the end of the last period in which an incentive fee was earned.

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




                          Morgan Stanley Dean Witter Spectrum
                          Technical L.P. (Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

May 14, 2001              By: /s/ Raymond E. Koch
                                  Raymond E. Koch
                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.