Form 10-Q
period 2001-06-30
MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL LP
filed 2001-08-13
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of
		June 30, 2001 (Unaudited) and December 31, 2000.......2

		Statements of Operations for the Quarters Ended
		June 30, 2001 and 2000 (Unaudited)....................3

		Statements of Operations for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2001 and 2000
		(Unaudited)...........................................5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited)....................6

		Notes to Financial Statements (Unaudited)..........7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations..13-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ...................................23-35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................36

Item 2. Changes in Securities and Use of Proceeds......36-38

Item 6.	Exhibits and Reports on Form 8-K...............38-40



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
	STATEMENTS OF FINANCIAL CONDITION

<caption>	  June 30,	     December 31,
                               2001   	    2000
	$	   $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	254,619,046	231,502,090

	Net unrealized gain on open contracts (MS & Co.)	6,085,862	41,877,552
	Net unrealized gain (loss) on open contracts (MSIL)	       676,199	     (1,835,243)

	Total net unrealized gain on open contracts	    6,762,061	     40,042,309

	     Total Trading Equity	261,381,107	271,544,399

Subscriptions receivable	3,273,974  	1,087,585
Interest receivable (Morgan Stanley DW)	        683,193  	      1,063,044

	     Total Assets	  265,338,274  	  273,695,028


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	2,179,439  	    3,432,384
	Accrued brokerage fees (Morgan Stanley DW)	1,628,771  	       1,458,126
	Accrued management fees	621,529	       559,827
	Accrued incentive fees 	______-___	       111,599

	     Total Liabilities	    4,429,739	     5,561,936


Partners' Capital

	Limited Partners (16,684,693.465 and
          16,479,195.979 Units, respectively) 	257,955,214	265,060,579
	General Partner (191,022.517 Units)	     2,953,321	      3,072,513

	     Total Partners' Capital	    260,908,535	  268,133,092

Total Liabilities and Partners' Capital	  265,338,274  	  273,695,028

NET ASSET VALUE PER UNIT	               15.46 	               16.08

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)






	    For the Quarters Ended June 30,

                                                                                                            2001   	   2000
                                                                                                               $	   $
REVENUES
	Trading loss:
		Realized	(17,896,168)	                  (9,290,867)
	 	Net change in unrealized	   (21,543,297)	                  (4,918,179)

			Total Trading Results	(39,439,465)	                (14,209,046)

	Interest income (Morgan Stanley DW)                                     2,273,719			    2,898,197

			Total	  (37,165,746) 	               (11,310,849)


EXPENSES

	Brokerage fees (Morgan Stanley DW)                                     5,073,902			4,606,761
	Management fees                                                                     1,941,417			   2,541,661

		   Total                                                                               7,015,319			       7,148,422


NET LOSS	   (44,181,065)	                (18,459,271)


NET LOSS ALLOCATION

	Limited Partners   	(43,674,896)	               (18,261,539)
General Partner                                 (506,169)                    (197,732)


NET LOSS PER UNIT

	Limited Partners 	(2.65)	(1.04)
	General Partner 	(2.65)	(1.04)




	The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

                                          2001                             2000
                                   $	                                   $
REVENUES
	Trading profit (loss):
	Realized                                                     	                     32,994,131		              (1,902,412)
	Net change in unrealized	                                                (33,280,248) 	   (11,694,953)

			Total Trading Results	                                                       (286,117)	               (13,597,365)

	Interest income (Morgan Stanley DW)	                                    5,359,206		        5,752,462

			Total                                      	                                        5,073,089 		                (7,844,903)


EXPENSES

	Brokerage fees (Morgan Stanley DW)  	                                  9,946,605		9,498,674
  	Management fees                                                                 	   3,809,281		5,240,647
  	Incentive fees                                                                   	        1,630,613		             54,486

		  Total  	                                                                           15,386,499		      14,793,807


NET LOSS	        (10,313,410)	             (22,638,710)


NET LOSS ALLOCATION

	Limited Partners	                                                                      (10,194,218)		(22,396,695)
	General Partner 	                                                                           (119,192)	(242,015)


NET LOSS PER UNIT

	Limited Partners	                                                                                 (0.62)	(1.27)
	General Partner                                      (0.62)	(1.27)



	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN  WITTER SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)




	Units of
	Partnership	Limited	General
	  Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 1999	18,027,896.093		265,907,998		2,847,720		268,755,718

Offering of Units	1,279,005.675		18,494,184	                 -			18,494,184

Net Loss                                                                -			(22,396,695)		(242,015)		(22,638,710)

Redemptions	(1,683,829.248)		(24,217,919)		_____-____		(24,217,919)

Partners' Capital,
	June 30, 2000	17,623,072.520		237,787,568		   2,605,705		240,393,273




Partners' Capital,
	December 31, 2000	16,670,218.496		265,060,579		3,072,513		268,133,092

Offering of Units	1,165,148.369		18,902,996	                 -			18,902,996

Net Loss                                                                -			(10,194,218)		(119,192)		(10,313,410)

Redemptions	  (959,650.883)		(15,814,143)		_____-____		(15,814,143)

Partners' Capital,
	June 30, 2001	 16,875,715.982		257,955,214		   2,953,321		260,908,535









The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(10,313,410)		(22,638,710)
Noncash item included in net loss:
		Net change in unrealized                                                  33,280,248 		 	11,694,953

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)                              379,851			(40,562)
	 	Net option premiums                                                                      -		 	(74,725)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)                     170,645			(57,145)
  		Accrued management fees                                                      61,702			(31,528)
 	      	Accrued incentive fees 	   (111,599)		______-___

Net cash provided by (used for) operating activities                  	    23,467,437              (11,147,717)


CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units                                                           	           18,902,996		18,494,184
	(Increase) decrease in subscriptions receivable 	                       (2,186,389)		1,299,135
	Increase (decrease) in redemptions payable	                             (1,252,945)		952,255
Redemptions of Units	                                                                (15,814,143)	             (24,217,919)


Net cash used for financing activities	                                                 (350,481)	               (3,472,345)

Net increase (decrease) in cash                                           	       23,116,956	              (14,620,062)

Balance at beginning of period                                                 	   231,502,090		251,443,755


Balance at end of period                                                          	   254,619,046		236,823,693





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Spectrum Technical L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Spectrum Technical L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Dean Witter Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Spectrum Commodity L.P., Morgan Stanley Dean Witter Spectrum Currency L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Select L.P. and Morgan Stanley Dean Witter Spectrum Strategic L.P.

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

MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains on open contracts reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturities were as follows:

                    Net Unrealized Gains on Open
                             Contracts                    Longest Maturity

   	             Exchange-  Off-Exchange-            Exchange-  Off-Exchange-
                    Traded      Traded       Total      Traded       Traded
Date               Contracts   Contracts   Contracts   Contracts    Contracts
                       $            $	    $

June 30, 2001       5,906,322    855,739   6,762,061   June 2002   Sept. 2001
December 31, 2000  37,170,209  2,872,100  40,042,309   Dec. 2001   March 2001

MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $260,525,368 and $268,672,299 at June 30, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the

MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Capital Resources - The Partnership does not have, or expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $37,165,746 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.6% were experienced primarily during April in the global interest rate futures markets as a portion of previously recorded profits was given back from long positions in U.S. and European interest rate futures as prices reversed sharply downward, after trending higher earlier this year, as investors deserted fixed income securities in an asset shift to equities. Losses were also recorded from short positions in U.S. interest rate futures as prices moved higher in a flurry of flight-to-quality buying spawned by Middle East instability on June 22nd and in anticipation of the Federal Reserve interest rate cut in late June. Additional losses were recorded during the third week of June from short positions in German interest rate futures as prices increased following a drop in German business confidence data and signs that inflation may have peaked in that region, which reinforced the prospects of European interest rate cuts.
In the currency markets, losses of approximately 3.2% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to stimulate that country's ailing economy. During early June, additional losses were incurred from long positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on the Bank of Japan's decision to keep its monetary policy unchanged. In the global stock index futures markets, losses of approximately 2.5% were incurred primarily during the first half of April from short positions in DAX Index futures as prices reversed higher on renewed hopes that the worst may be over for badly beaten technology and telecom stocks. During early June, additional losses were recorded from long positions in DAX Index futures as prices declined on earnings warnings and weak economic data in the U.S. and Germany. In the energy markets, losses of approximately 1.4% were experienced primarily during early April from short futures positions in crude oil and heating oil as prices reversed sharply higher on supply concerns amid refinery production problems and expectations that inventory data will show drawdowns. During June, additional losses were experienced from long futures positions in crude oil and its related products as prices declined on reports of an increase in supplies. In the metals markets, losses of approximately 0.9% were recorded primarily during late May from newly established long gold futures positions as gold prices sharply reversed lower, after spiking higher earlier in May, following the return of more bearish sentiment regarding the outlook for the U.S. economy. These losses were partially offset by gains of approximately 0.4% recorded in the agricultural markets primarily during May from short corn futures positions as corn prices dropped on forecasts for wet, cool weather conditions in the U.S. Midwest and on reports of declining demand. Total expenses for the three months ended June 30, 2001 were $7,015,319, resulting in a net loss of $44,181,065. The net asset value of a Unit decreased from $18.11 at March 31, 2001 to $15.46 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $5,073,089 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 6.5% were recorded in the energy markets throughout the first six months of the year from crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the agricultural markets, losses of approximately 0.3% were experienced primarily during January from long corn and soybean meal futures positions as prices moved lower due to favorable South American weather. These losses were partially offset by gains of approximately 4.4% recorded in the global interest rate futures markets primarily throughout the majority of the first quarter from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. In the currency markets, profits of approximately 3.3% were recorded throughout the majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Total expenses for the six months ended June 30, 2001 were $15,386,499, resulting in a net loss of $10,313,410. The net asset value of a Unit decreased from $16.08 at December 31, 2000 to $15.46 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $11,310,849 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.3% were recorded in the global interest rate futures markets primarily during April and early May from long positions in U.S. interest rate futures as prices declined amid fears of additional interest rate hikes by the U.S. Federal Reserve to snuff out inflationary pressures. Newly established short positions incurred additional losses later in May and during June as prices moved higher amid signs that U.S. economic growth has slowed and the prospects of additional interest rate hikes by the Federal Reserve were fading. This short-term volatility in U.S. bond prices also resulted in losses being recorded from trading longer-term European interest rate futures, particularly German interest rate futures. In the global stock index futures markets, losses of approximately 2.1% were incurred primarily during April from long positions in Nikkei Index futures as Japanese equity prices, particularly technology issues, declined following the downward move of U.S. stock prices. Additional losses were recorded during June from short positions in Nikkei Index futures positions as Japanese equity prices moved higher amid strength in technology issues. In the currency markets, losses of approximately 1.7% were incurred primarily during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S. dollar amid fears of additional Bank of Japan ("BOJ") intervention. During May and June, losses were recorded from short positions in the Japanese yen as its value reversed higher versus the U.S. dollar following hints by BOJ governor Hayami of the possible end of the zero interest rate policy in Japan. The U.S. dollar continued to weaken versus the yen during June due to the perception that interest rates in the U.S. may have topped out and that economic growth may finally be slowing. In the metals markets, losses of approximately 1.1% were experienced primarily during May from trading copper and nickel futures as prices moved inconsistently on technical factors. These losses were partially offset by gains of approximately 4.7% recorded primarily during May in the energy markets from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. Adding to supply concerns were fears that the U.S. demand will outstrip production this summer, when inventories are typically refilled for the winter. In the soft commodities markets, profits of approximately 1.2% were recorded primarily during May and June from long sugar futures positions as prices moved higher due to strong demand and declining production from Brazil. Total expenses for the three months ended June 30, 2000 were $7,148,422, resulting in a net loss of $18,459,271. The net asset value of a Unit decreased from $14.68 at March 31, 2000 to $13.64 at June 30, 2000.
For the six months ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $7,844,903 and posted a decrease in net asset value per Unit. The most significant losses of approximately 9.1% were recorded in the global interest rate futures markets primarily during April and early May from long positions in U.S. interest rate futures as prices declined amid fears of additional interest rate hikes by the U.S. Federal Reserve to snuff out inflationary pressures. Newly established short positions incurred additional losses later in May and during June as prices moved higher amid signs that U.S. economic growth has slowed and the prospects of additional interest rate hikes by the Federal Reserve were fading. This short-term volatility in U.S. bond prices also resulted in losses being recorded from trading longer-term European interest rate futures, particularly German interest rate futures. In the metals markets, losses of approximately 3.9% were experienced primarily from short gold futures positions as gold prices spiked sharply higher on February 4, as short covering, rumored producer hedge unwinding and fresh buying fueled panicky rallies. Newly established long positions in gold futures produced additional losses later in February as gold prices fell. In the agricultural markets, losses of approximately 1.3% were incurred primarily during May and June from long positions in wheat and corn futures as grain prices moved lower due to heavy rain in the key U.S. growing regions.
In the currency markets, losses of approximately 1.1% were incurred primarily during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S. dollar amid fears of additional BOJ intervention. During May and June, losses were recorded from short positions in the Japanese yen as its value reversed higher versus the U.S. dollar following hints by BOJ governor Hayami of the possible end of the zero interest rate policy in Japan. The U.S. dollar continued to weaken versus the yen during June due to the perception that interest rates in the U.S. may have topped out. These losses were partially offset by gains of approximately 9.5% recorded primarily during May from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. Adding to supply concerns were fears that the U.S. demand will outstrip production this summer, when inventories are typically refilled for the winter. Additional gains were recorded primarily during January and February from long futures positions in crude oil and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. In the soft commodities markets, profits of approximately 0.6% were recorded primarily during May and June from long sugar futures positions as prices moved higher due to strong demand and declining production from Brazil. Total expenses for the six months ended June 30, 2000 were $14,793,807, resulting in a net loss of $22,638,710. The net asset value of a Unit decreased from $14.91 at December 31, 1999 to $13.64 at June 30, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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


The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2001 and 2000. At June 30, 2001 and 2000, the Partnership's total capitalization was approximately $261 million and $240 million, respectively.
Primary Market 	   June 30, 2001	    June 30, 2000
     Risk Category	        Value at Risk	    Value at Risk

Currency			       (1.59)%		 	  (0.93)%

Interest Rate			  (1.25)			  (1.57)

Equity				  (0.65)	 		  (0.47)

Commodity				  (0.63)			  (1.32)

Aggregate Value at Risk	  (2.06)% 		  (2.25)%



Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.

Primary Market Risk Category       High        Low       Average

Currency	(1.80)%	(1.27)%	(1.49)%

Interest Rate	(3.03)	(1.00)	(1.87)

Equity	(1.05)	(0.56)	(0.72)

Commodity	(1.65)	(0.57)	(0.92)

Aggregate Value at Risk 	(3.42)%	(2.06)%	(2.73)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the

Partnership is typically many times the applicable margin
requirements.  Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the
Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments.
The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.
The VaR tables above, as well as the past performance of the
Partnership, give no indication of such "risk of ruin". In addition,
VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 89% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2001 was to the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the second quarter of 2001, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The second largest market exposure at June 30, 2001 was in the global interest rate complex. Exposure was primarily spread across the European, U.S., and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Equity. The primary equity exposure at June 30, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2001, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX (Germany) and FTSE (Britain) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Energy. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals	.  At June 30, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure, however, was to the sugar, corn, cocoa and livestock markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals. The Partnership's primary metals market exposure at June 30, 2001 was to fluctuations in the price of gold and silver. Although certain Trading Advisors will, from time to time, trade base metals such as copper, aluminum, zinc, nickel, lead and tin, the principal market exposures of the Partnership have consistently been to precious metals, such as gold and silver. Market exposure to precious metals was evident, as gold prices continued to be volatile during the quarter. Silver prices remained volatile over this period as well. The Trading Advisors' have, from time to time, taken positions as they have perceived market opportunities to develop.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2001 were in euros, Australian dollars, British pounds and Swedish kronas. The
Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of their respective positions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership, Morgan Stanley Dean Witter Spectrum Strategic L.P. ("Spectrum Strategic") and Morgan Stanley Dean Witter Spectrum Global Balanced L.P. ("Spectrum Global Balanced"), collectively registered 10,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on September 15, 1994 (SEC File Number 33-80146). While such Units were not allocated to the Partnership, Spectrum Strategic and Spectrum Global Balanced at that time, they were subsequently allocated for convenience purposes as follows: the Partnership 4,000,000, Spectrum Strategic 4,000,000 and Spectrum Global Balanced 2,000,000. The Partnership, Spectrum Strategic and Spectrum Global Balanced collectively registered an additional 20,000,000 Units pursuant to a new Registration Statement on Form S-1, which became effective on January 31, 1996 (SEC File Number 333-00494); such Units were allocated as follows: the Partnership 9,000,000, Spectrum Strategic 6,000,000 and Spectrum Global Balanced 5,000,000. The Partnership, Spectrum Strategic and

Spectrum Global Balanced collectively registered an additional 8,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 30, 1996 (SEC File Number 333-
3222); such Units were allocated to the Partnership, Spectrum Strategic and Spectrum Global Balanced as follows: the Partnership 5,000,000, Spectrum Strategic 2,500,000 and Spectrum Global Balanced 1,000,000.

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

Units are being sold at monthly closings at a price equal to 100% of the net asset value of a Unit as of the last day of each month.

Through June 30, 2001, 25,836,751.209 Units were sold, leaving
7,163,248.791 Units unsold. The aggregate price of the Units sold through June 30, 2001 was $349,296,582.

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
October 16, 2000, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
10.10 of the Partnership's Registration Statement on Form S-1 (File No. 333-68779) filed with the Securities and Exchange Commission on March 14, 2001.

10.11	Customer Agreement, dated as of June 6, 2000, among the
Partnership, Morgan Stanley & Co. Incorporated, and Dean
Witter Reynolds Inc. is incorporated by reference to
Exhibit 10.11 of the Partnership's Registration Statement on Form S-1 (File No. 333-68779) filed with the Securities and Exchange Commission on March 14, 2001.

10.12	Form of Customer Agreement among the Partnership, Morgan
 Stanley & Co. International Limited, and Morgan Stanley &
 Co. Incorporated is incorporated by reference to Exhibit
 10.12 of the Partnership's Registration Statement on Form
 S-1 (File No. 333-68779) filed with the Securities and
 Exchange Commission on March 14,2001.

10.13 	Foreign Exchange and Options Master Agreement, dated as of
April 30, 2000, between the Partnership and Morgan Stanley
& Co. Incorporated is incorporated by reference to Exhibit
10.13 of the Partnership's Registration Statement on Form
S-1 (File No. 333-68779) filed with the Securities and
Exchange Commission on March 14, 2001.

10.14	Amendment to Management Agreement, dated as of November
30, 2000, among the Registrant, Demeter Management
Corporation, and Campbell & Company, Inc. is incorporated by reference to the Registrant's Form 8-K (File No. 0-
26338) filed with the Securities and Exchange Commission on January 3, 2001.

10.15	Amendment to Management Agreement, dated as of November
30, 2000, among the Registrant, Demeter Management
Corporation, and John W. Henry & Company is incorporated
by reference to the Registrant's Form 8-K (File No. 0-
26338) filed with the Securities and Exchange Commission
on January 3, 2001.
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




                          Morgan Stanley Dean Witter Spectrum
                           Technical L.P. (Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

August 14, 2001           By: /s/ Raymond E. Koch
                                  Raymond E. Koch
                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.