Form 10-Q
period 2001-09-30
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2001-11-14
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

Commission file number 0-26338

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3782231
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			07311-3977
(Address of principal executive offices)	  	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647


Morgan Stanley Dean Witter Spectrum Technical L.P.
Two World Trade Center, 62nd Fl., New York, NY 10048

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

	September 30, 2001

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of
		September 30, 2001 (Unaudited) and December 31, 2000..2

		Statements of Operations for the Quarters Ended
		September 30, 2001 and 2000 (Unaudited)...............3

		Statements of Operations for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)...............4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2001 and 2000
		(Unaudited)...........................................5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)...............6

		Notes to Financial Statements (Unaudited)..........7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations..13-24

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ...................................24-37

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................38

Item 2. Changes in Securities and Use of Proceeds......38-40

Item 6.	Exhibits and Reports on Form 8-K...............40-42












PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
                                                                               2001   	    2000
                                                                       $                                    $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	254,129,256	231,502,090

	Net unrealized gain on open contracts (MS & Co.)	23,599,255	41,877,552
	Net unrealized gain (loss) on open contracts (MSIL)	   1,552,919	     (1,835,243)

	Total net unrealized gain on open contracts	  25,152,174	     40,042,309

	     Total Trading Equity	279,281,430	271,544,399

Subscriptions receivable	                                             2,478,209  	1,087,585
Interest receivable (Morgan Stanley DW)	                                            569,492  	      1,063,044

	     Total Assets	                                                      282,329,131  	  273,695,028


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	                                    2,565,939  	    3,432,384
	Accrued brokerage fees (Morgan Stanley DW)	                            1,550,127  	       1,458,126
	Accrued management fees                                                               588,387		559,827
	Accrued incentive fees                                                                            -		      111,599

	     Total Liabilities                                                                          4,704,453		     5,561,936

Partners' Capital

	Limited Partners (16,754,461.700 and
         16,479,195.979 Units, respectively)                                      274,495,080		265,060,579
	General Partner (191,022.517 Units)                                            3,129,598		      3,072,513

	     Total Partners' Capital                                                          277,624,678		  268,133,092

Total Liabilities and Partners' Capital                                             282,329,131  	  273,695,028
NET ASSET VALUE PER UNIT                                                               16.38 	               16.08

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	    For the Quarters Ended September 30,

                                                                                                            2001   	   2000
                                                                                                               $	   $
REVENUES
	Trading profit (loss):
		Realized	1,930,938	                   (1,698,436)
	 	Net change in unrealized	   18,390,113	                 (15,848,793)

			Total Trading Results	20,321,051	                 (17,547,229)

	Interest income (Morgan Stanley DW)	     1,791,466		                   2,900,333

			Total  	   22,112,517 	                (14,646,896)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	4,653,570		4,267,433
	Management fees	   1,783,417		    2,354,445

		  Total 	   6,436,987		       6,621,878


NET INCOME (LOSS)	  15,675,530	                (21,268,774)


NET INCOME (LOSS) ALLOCATION

	Limited Partners   	15,499,253	               (21,035,445)
  	General Partner                               176,277                    (233,329)


NET INCOME (LOSS) PER UNIT

	Limited Partners 	0.92	(1.22)
	General Partner 	0.92	(1.22)





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

                                                                  2001                             2000
                                                               $	                                   $

REVENUES
	Trading profit (loss):
		Realized	34,925,069	                   (3,600,848)
	 	Net change in unrealized                                                (14,890,135)                (27,543,746)

			Total Trading Results	20,034,934		               (31,144,594)

	Interest income (Morgan Stanley DW)	   7,150,672		                  8,652,795

			Total  	   27,185,606	                 (22,491,799)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	14,600,175		13,766,107
  	Management fees	5,592,698		7,595,092
  	Incentive fees	   1,630,613		           54,486

		Total 	   21,823,486		    21,415,685


NET INCOME (LOSS)	     5,362,120	                 (43,907,484)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                               5,305,035                (43,432,140)
 	General Partner                             	57,085                     (475,344)


NET INCOME (LOSS) PER UNIT

	Limited Partners	0.30	                           (2.49)
	General Partner	0.30 	                          (2.49)

	The accompanying notes are an integral part of these financial statements.



MORGAN STANLEY DEAN  WITTER SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)




	Units of
	Partnership	Limited	General
	  Interest   	Partners	Partner	Total
		$	$	$



Partners' Capital,
	December 31, 1999	18,027,896.093		265,907,998		2,847,720		268,755,718

Offering of Units	1,778,920.473		25,005,790	                 -			25,005,790

Net loss                                                                -			(43,432,140)		(475,344)		(43,907,484)

Redemptions	  (2,569,310.507)		  (35,775,372)	                 -        		    (35,775,372)

Partners' Capital,
	September 30, 2000	  17,237,506.059 		  211,706,276 		 2,372,376		  214,078,652




Partners' Capital,
	December 31, 2000	16,670,218.496		265,060,579		3,072,513		268,133,092

Offering of Units	1,770,337.904		28,207,907	                 -			28,207,907

Net income                                                              -			5,305,035		57,085		5,362,120

Redemptions	  (1,495,072.183)		  (24,078,441)	                 -        		          (24,078,441)

Partners' Capital,
	September 30, 2001	  16,945,484.217 		  274,495,080 		   3,129,598		          277,624,678





The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	5,362,120		              (43,907,484)
Noncash item included in net income (loss):
		Net change in unrealized 	14,890,135	 	27,543,746

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	493,552		                     (65,706)
	 	Net option premiums                 - 	                    (74,725)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	92,001		                   (133,145)
   		Accrued management fees	28,560		                     (73,459)
  	      	Accrued incentive fees                 	    (111,599)                          -

Net cash provided by (used for) operating activities	  20,754,769	                (16,710,773)


CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units	28,207,907		                25,005,790
(Increase) decrease in subscriptions receivable 	                     (1,390,624)	                   1,900,327
	Increase (decrease) in redemptions payable	                           (866,445)		                     647,297
Redemptions of Units	  (24,078,441)	                (35,775,372)


Net cash provided by (used for) financing activities	      1,872,397	                  (8,221,958)

Net increase (decrease) in cash	22,627,166	                (24,932,731)

Balance at beginning of period	   231,502,090		              251,443,755


Balance at end of period	    254,129,256		              226,511,024





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(UNAUDITED)

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

MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The general partner of the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading advisors to the Partnership are Campbell & Company, Inc., Chesapeake Capital Corporation and John W. Henry & Company, Inc., (collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills. The Partnership pays brokerage fees to Morgan
Stanley DW.





- 8 -
MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                       Net Unrealized Gains
                        on Open Contracts                 Longest Maturities


 	             Exchange-  Off-Exchange-            Exchange-  Off-Exchange-
                 Traded     Traded       Total     Traded      Traded
Date               Contracts   Contracts   Contracts   Contracts  Contracts
                        $           $           $

Sept.30, 2001     21,328,316   3,823,858  25,152,174    Sept. 2002  Dec. 2001
Dec. 31, 2000     37,170,209   2,872,100  40,042,309    Dec. 2001   March 2001

MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $275,457,572 and $268,672,299 at September 30, 2001 and December 31, 2000,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount

MORGAN STANLEY DEAN WITTER SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $22,112,517 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.4% were recorded throughout a majority of the quarter in the global interest rate futures markets from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. and European Central Banks and as investors sought a safe haven from declining stock prices. In the global stock index futures markets, profits of approximately 7.1% were recorded throughout a majority of the quarter from short positions in DAX and Nikkei Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the metals markets, gains of approximately 0.9% were recorded primarily during July and September from short positions in copper and aluminum futures as prices declined due to higher inventories and weak demand. These gains were partially offset by losses of approximately 3.8% recorded primarily during August in the currency markets from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to U.S. economic weakness. During late September, losses were recorded from long positions in the Japanese yen as its value weakened and the U.S. dollar strengthened amid newly released optimistic U.S. economic data and the Bank of Japan's surprise interventions. In the energy markets, losses of approximately 2.0% were experienced primarily during August from short positions in crude oil futures as prices rose amid declining inventories and growing tensions in the Middle East. During September, losses were recorded from long futures positions in crude oil and its refined products as the previous upward trend in oil prices reversed lower due to near-term concerns over the effects of a global economic slowdown on oil demand. In the agricultural markets, losses of approximately 1.1% were recorded primarily during July from short corn futures positions as prices increased on forecasts for hotter and drier weather in the U.S. midwest. Total expenses for the three months ended September 30, 2001 were $6,436,987, resulting in net income of $15,675,530. The net asset value of a Unit increased from $15.46 at June 30, 2001 to $16.38 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $27,185,606 and posted an increase in net asset value per Unit. The most significant gains of approximately 12.1% were recorded in the global interest rate futures markets primarily during August and September from long positions in short and intermediate-term U.S. interest rate futures as prices continued trending higher following interest rate cuts by the U.S. and European central banks and as investors sought a safe haven from the decline in stock prices. Additional gains were recorded throughout the majority of the first quarter from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. In the global stock index futures markets, profits of approximately 6.9% were recorded throughout a majority of the third quarter from short positions in DAX and Nikkei Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the metals markets, gains of approximately 0.7% were recorded primarily during July and September from short positions in copper and aluminum futures as prices declined due to higher inventories and weak demand. These gains were partially offset by losses of approximately 8.4% recorded in the energy markets throughout the first nine months of the year from trading in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the agricultural markets, losses of approximately 1.4% were recorded primarily during July from short corn futures positions as prices increased on forecasts for hotter and drier weather in the U.S. midwest. In the currency markets, losses of approximately 0.6% were recorded throughout the first nine months of the year from transactions involving the British pound, the euro and Australian dollar. Offsetting gains were recorded during August and September from long positions in the Swiss franc as its value continued its strengthening trend relative to the U.S. dollar due to the sharp decline in stock prices and as investors sought refuge in the safe haven of the franc amid fears of global economic and political turmoil. Total expenses for the nine months ended September 30, 2001 were $21,823,486, resulting in net income of $5,362,120. The net asset value of a Unit increased from $16.08 at December 31, 2000 to $16.38 at September 30, 2001.

For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $14,646,896 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.1% were recorded in the global stock index futures markets primarily during the first half of September from long positions in U.S. stock index futures as prices declined due to jitters in the technology sector and a worrisome spike in oil prices. Additional losses were experienced during early July from short positions in DAX Index futures as prices moved higher on strength in the technology sector and inflation-friendly economic data out of the U.S. A decline in prices during the second half of July, resulted in additional losses for newly established long positions in DAX Index futures, as fears of additional interest rate hikes in the U.S. and the Eurozone took hold. In the global interest rate futures markets, losses of approximately 3.0% were recorded primarily during August from long positions in Japanese government bond futures as prices fell on the back of growing hopes for an economic recovery and higher interest rates in Japan. During September, additional losses were recorded from newly established short positions in Japanese government bond futures positions as prices surged and long-term rates dropped as investors sought refuge from falls in U.S. and Japanese stock prices. In the currency markets, losses of approximately 1.2% were experienced primarily during August from short positions in the Japanese yen as its value strengthened versus the U.S. dollar following comments by a senior Japanese official stating that the Bank of Japan could raise interest rates again by year-end. During September, additional losses were experienced from newly established long positions in the Japanese yen as its value weakened versus the U.S. dollar after a concerted central bank intervention of the euro, as well as resurfacing concerns over Japan's economy. In the soft commodities markets, losses of approximately 0.4% were incurred primarily during July from short cotton futures positions as cotton prices jumped higher amid fears that the dryness and heat in Texas would slash the size of the U.S. crop. During August and September, additional losses were recorded from long positions in cotton futures as prices moved lower on rain-related quality concerns in the U.S. Southeast and harvest delays. Offsetting gains were recorded during July from long sugar futures positions as prices increased on forecasts that the world surplus would shrink with smaller crops in 2000-2001. A portion of the Partnership's overall losses for the quarter were offset by gains of approximately 1.0% recorded in the energy markets. During August, profits were recorded from long positions in crude oil futures and its related products as prices increased as ongoing supply concerns outweighed signals from Saudi Arabia that it would seek a suitable production increase to ease the crunch. Additional gains were recorded from long positions in natural gas futures as prices moved higher amid supply and storage concerns. In the metals markets, gains of approximately 0.3% were recorded throughout a majority of the quarter from long positions in copper futures as prices increased on technically based buying and declines in copper supplies. Total expenses for the three months ended September 30, 2000 were $6,621,878, resulting in a net loss of $21,268,774. The net asset value of a Unit decreased from $13.64 at June 30, 2000 to $12.42 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $22,491,799 and posted a decrease in net asset value per Unit. The most significant losses of approximately 12.1% were recorded in the global interest rate futures markets primarily during April and early May from long positions in U.S. interest rate futures as prices declined amid fears of additional interest rate hikes by the U.S. Federal Reserve. Newly established short positions incurred additional losses later in May and during June as prices moved higher amid signs that U.S. economic growth has slowed and the prospects of additional interest rate hikes by the Federal Reserve were fading. Additional losses were recorded from long positions in U.S. interest rate futures, particularly 30-year Treasury bond futures, as domestic bond prices reversed lower during mid September amid steep oil prices and disappointing budget surplus data that prompted investors to shift into shorter-dated instruments and corporate debt. This short-term volatility in U.S. bond prices also resulted in losses being recorded from trading longer-term European interest rate futures, particularly German interest rate futures. In the global stock index futures markets, losses of approximately 3.9% were experienced primarily during January from short-term volatile price movements in European stock index futures, particularly FTSE Index futures. Additional losses were incurred from long positions in FTSE Index futures as most stock indices around the world sagged during September on concerns about costly crude oil, a weak euro and profit warnings from Intel. Additional losses were experienced during the first half of September from long positions in U.S. stock index futures as prices declined due to jitters in the technology sector. In the metals markets, losses of approximately 3.7% were experienced primarily from short gold futures positions as gold prices spiked sharply higher on February 4. Newly established long positions in gold futures produced additional losses later in February as gold prices fell. During mid July, additional losses were recorded from long gold futures positions as gold prices fell after the Bank of England announced the results of its gold auction, which had concluded at a lower price than most dealers expected. In the currency markets, losses of approximately 2.2% were incurred primarily during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S. dollar amid fears of additional Bank of Japan ("BOJ") intervention. During May and June, losses were recorded from short positions in the Japanese yen as its value reversed higher versus the U.S. dollar following hints by BOJ governor Hayami of the possible end of the zero interest rate policy in Japan. During August, additional losses were recorded from short positions in the Japanese yen as its value strengthened versus the U.S. dollar following comments by a senior Japanese official stating that the BOJ could raise interest rates again by year-end. During September, additional losses were experienced from newly established long positions in the Japanese yen as its value weakened versus the U.S. dollar after concerted central bank intervention of the euro, as well as resurfacing concerns over Japan's economy. These losses were partially offset by gains of approximately 10.8% recorded in the energy markets primarily during May from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. During August and September, additional gains were recorded from long positions in natural gas futures as prices moved higher amid supply and storage concerns. Additional gains were recorded primarily during January and February from long futures positions in crude oil and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. During August, additional gains were produced from long positions in crude oil futures as prices increased as ongoing supply concerns outweighed signals from Saudi Arabia that it would seek a suitable production increase to ease the crunch. In the soft commodities markets, profits of approximately 0.3% were recorded during May, June and July from long sugar futures positions as prices moved higher due to strong demand, declining production from Brazil and forecasts for shrinking global surplus. Total expenses for the nine months ended September 30, 2000 were $21,415,685, resulting in a net loss of $43,907,484. The net asset value of a Unit decreased from $14.91 at December 31, 1999 to $12.42 at September 30, 2000.

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


The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $278 million and $214 million, respectively.

Primary Market 	 September 30, 2001	  September 30, 2000
     Risk Category	        Value at Risk	    Value at Risk

Interest Rate		  	  (2.41)%		 	  (1.00)%

Currency				  (1.46)			  (1.80)

Equity				  (0.76)	 		  (1.05)

Commodity				  (0.45)			  (1.65)

Aggregate Value at Risk	  (2.85)% 		  (2.71)%



Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2000 through September 30, 2001.

Primary Market Risk Category       High        Low       Average

Interest Rate	(3.03)%	(1.25)%	(2.22)%

Currency	(1.59)	(1.27)	(1.40)

Equity	(0.76)	(0.56)	(0.65)

Commodity	(0.82)	(0.45)	(0.62)

Aggregate Value at Risk 	(3.42)%	(2.06)%	(2.76)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 87% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2001 was to the global interest rate complex. Exposure was primarily spread across the European, U.S., and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The

Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure at September 30, 2001 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2001, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Equity.	The primary equity exposure at September 30, 2001 was
to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. At September 30, 2001, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX (Germany) and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At September 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and its related products, and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the livestock, sugar, soybeans and its related products markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals.	The Partnership's metals exposure at September 30,
2001 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, nickel, zinc, tin and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisors have, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2001 were in euros, Canadian dollars, Japanese yen and British pounds. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

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

Through September 30, 2001, 26,441,940.744 Units were sold, leaving 6,558,059.256 Units unsold. The aggregate price of the Units sold through September 30, 2001 was $358,601,493.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits.
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership is incorporated by reference to Exhibit
A of the Partnership's Prospectus, dated March 23, 2001,
filed with the Securities and Exchange Commission pursuant
to Rule 424(b)(3) under the Securities Act of 1933.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03 Certificate of Amendment of Certificate of Limited Partnership (changing its name to Morgan Stanley Dean
Witter Spectrum Technical) is incorporated by reference to
Exhibit 3.03 of the Partnership's Registration Statement
on Form S-1 (File No. 333-68779), filed with the
Securities and Exchange Commission on April 12, 1999.
3.04 Certificate of Amendment of Certificate of Limited Partnership, dated November 1, 2001, (changing its name from Morgan Stanley Dean Witter Spectrum Technical L.P.)
is incorporated by reference to the Partnership's Form 8-K
(File No. 0-26338) filed with the Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Campbell & Company, Inc. is incorporated by reference to Exhibit 10.01 of the
Partnership's Form 10-K (File No. 0-26338) for fiscal year
ended December 31, 1998.
10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Chesapeake Capital
Corporation is incorporated by reference to Exhibit 10.02 of the Partnership's Form 10-K (File No. 0-26338) for fiscal year ended December 31, 1998.

10.03	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and John W. Henry & Co. is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 10-K (File No. 0-26338) for fiscal year
ended December 31, 1998.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated March 23, 2001, filed with the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933.

10.08 	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Spectrum Select L.P., Morgan
Stanley Spectrum Strategic L.P., Morgan Stanley Spectrum
Global Balanced L.P., Morgan Stanley Spectrum Currency
L.P., Morgan Stanley Spectrum Commodity L.P., Demeter,
Morgan Stanley DW, and Chemical Bank, the escrow agent is incorporated by reference to Exhibit 10.08 of the Partnership's Registration Statement on Form S-1 (File No.
333-68779) filed with the Securities and Exchange
Commission on November 2, 2001.

10.09 	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is included as Exhibit C to the Partnership's Prospectus dated March 23, 2001, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933.

10.10 	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of
October 16, 2000 is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-26338) filed with the Securities and Exchange Commission on November 1, 2001.

10.11	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of June 6, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
26338) filed with the Securities and Exchange Commission on November 1, 2001.

10.12	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-26338) filed with the Securities and Exchange Commission on November 1, 2001.

10.13 	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 1999, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-26338) filed with the Securities and Exchange Commission on November 1, 2001.

10.14	Amendment to Management Agreement, dated as of November
30, 2000, among the Registrant, Demeter, and Campbell &
Company, Inc. is incorporated by reference to the Registrant's Form 8-K (File No. 0-26338) filed with the
Securities and Exchange Commission on January 3, 2001.

10.15 Amendment to Management Agreement, dated as of November 30, 2000, among the Registrant, Demeter, and John W. Henry
& Company is incorporated by reference to the Registrant's Form 8-K (File No. 0-26338) filed with the Securities and Exchange Commission on January 3, 2001.

10.16	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated
by reference to Exhibit 10.03 of the Partnership's Form
8-K (File No. 0-26338) filed with the Securities and
Exchange Commission on November 1, 2001.
(B)	Reports on Form 8-K. - None.

	SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          Morgan Stanley Spectrum Technical
                          L.P. (Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

November 14, 2001         By: /s/ Raymond E. Koch
                                  Raymond E. Koch
                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.