Form 10-Q
period 2002-06-30
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2002-08-14
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

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

Registrant's telephone number, including area code (201) 209-8400



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

	June 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) ........................4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended 	June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................24-38

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................39

Item 2.	Changes in Securities and Use of Proceeds...........39-41

Item 6.	Exhibits and Reports on Form 8-K....................41-43



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	    June 30,	     December 31,
                       2002      	       2001
	$	      $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	249,613,143	246,172,354

	Net unrealized gain on open contracts (MS & Co.)	35,956,449	14,299,794
	Net unrealized loss on open contracts (MSIL)	 (1,793,440)	   (2,794,179)

	Total net unrealized gain on open contracts	  34,163,009	   11,505,615

	     Total Trading Equity	283,776,152	257,677,969

	Subscriptions receivable	2,794,560	      4,445,562
	Interest receivable (Morgan Stanley DW)	       281,891	       318,673

	     Total Assets	286,852,603	    262,442,204

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	3,004,475	2,377,346
	Accrued brokerage fees (Morgan Stanley DW)	1,481,351	 1,509,205
	Accrued management fees	       523,854	        581,531

	     Total Liabilities	    5,009,680	    4,468,082

Partners' Capital

	Limited Partners (17,252,982.541 and
	 17,089,473.684 Units, respectively)	278,756,571	255,122,417
	General Partner (191,022.517 Units) 	    3,086,352	      2,851,705

	     Total Partners' Capital	281,842,923	  257,974,122

	     Total Liabilities and Partners' Capital	286,852,603	   262,442,204


NET ASSET VALUE PER UNIT	            16.16	             14.93


	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	$	$
REVENUES
	Trading profit (loss):
		Realized	23,995,890	(17,896,168)
		Net change in unrealized	    23,284,245	    (21,543,297)

		   Total Trading Results 	47,280,135	(39,439,465)

	Interest income (Morgan Stanley DW)	         820,064	       2,273,719

		   Total  	    48,100,199	    (37,165,746)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	4,341,764	5,073,902
	Management fees 	     1,586,206	     1,941,417

		   Total 	     5,927,970	     7,015,319


NET INCOME (LOSS)	  42,172,229	  (44,181,065)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	41,710,967	(43,674,896)
	General Partner	461,262	(506,169)


NET INCOME (LOSS) PER UNIT

	Limited Partners	2.42	(2.65)
	General Partner	2.42	(2.65)





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	$	$
REVENUES
	Trading profit (loss):
		Realized	9,487,002	32,994,131
		Net change in unrealized	  22,657,394	     (33,280,248)

		   Total Trading Results 	32,144,396	(286,117)

	Interest income (Morgan Stanley DW)	   1,657,142	      5,359,206

		   Total  	  33,801,538	      5,073,089


EXPENSES

	Brokerage fees (Morgan Stanley DW)	8,937,631	9,946,605
	Management fees 	3,341,708	3,809,281
	Incentive fees	         -         	     1,630,613

		   Total 	  12,279,339	   15,386,499


NET INCOME (LOSS)	  21,522,199	  (10,313,410)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	21,287,552	(10,194,218)
	General Partner	234,647	(119,192)


NET INCOME (LOSS) PER UNIT

	Limited Partners	1.23	(0.62)
	General Partner	1.23	(0.62)



The accompanying notes are an integral part of these financial statements.

</table>-

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest    	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	16,670,218.496	265,060,579	3,072,513	268,133,092

Offering of Units	1,165,148.369	18,902,996	        -      	18,902,996

Net Loss	-         	(10,194,218)	(119,192)	(10,313,410)

Redemptions	    (959,650.883)	  (15,814,143)	        -      	  (15,814,143)

Partners' Capital,
   June 30, 2001	 16,875,715.982	257,955,214	2,953,321	260,908,535





Partners' Capital,
	December 31, 2001	17,280,496.201	255,122,417	2,851,705	257,974,122

Offering of Units	1,511,927.240	21,504,955	-      	21,504,955

Net Income	-            	21,287,552	234,647	21,522,199

Redemptions	(1,348,418.383)	(19,158,353)	        -       	(19,158,353)

Partners' Capital,
	June 30, 2002	17,444,005.058	278,756,571	3,086,352	281,842,923








The accompanying notes are an integral part of these financial statements.

<table>-
	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	21,522,199	(10,313,410)
Noncash item included in net income (loss):
		Net change in unrealized	(22,657,394)	33,280,248

Decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	36,782	379,851

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(27,854)	170,645
		Accrued management fees	(57,677)	61,702
		Accrued incentive fees	             -     	       (111,599)

Net cash provided by (used for) operating activities	   (1,183,944)	   23,467,437


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	21,504,955	18,902,996
(Increase) decrease in subscriptions receivable	1,651,002	(2,186,389)
Increase (decrease) in redemptions payable	627,129	(1,252,945)
Redemptions of Units	 (19,158,353)	(15,814,143)

Net cash provided by (used for) financing activities	    4,624,733	     (350,481)

Net increase in cash	3,440,789	23,116,956

Balance at beginning of period	246,172,354	  231,502,090

Balance at end of period	249,613,143	  254,619,046





	The accompanying notes are an integral part of these financial statements.


      -
MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley.
The trading advisors to the Partnership are Campbell & Company, Inc., Chesapeake Capital Corporation, and John W. Henry & Company, Inc., (collectively, the "Trading Advisors").

Effective June 20, 2002 Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                      Net Unrealized Gains
                    on Open Contracts                   Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded       Traded        Total      Traded      Traded
                    $            $             $

Jun. 30, 2002  16,688,660    17,474,349   34,163,009   Jun. 2003   Sep. 2002
Dec. 31, 2001     828,853    10,676,762   11,505,615   Dec. 2002   Mar. 2002

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $266,301,803

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

and $247,001,207 at June 30, 2002 and December 31, 2001,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

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

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $48,100,199 and posted an increase in net asset value per Unit. The most significant gains of approximately 20.6% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak economic data. Additional gains of approximately 1.3% were recorded in the global stock index futures markets from short positions in European stock index futures as prices trended lower on geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 2.2% in the energy markets primarily from previously established long futures positions in crude oil and its related products as prices moved lower during May on supply and demand concerns. Smaller losses of approximately 1.0% were recorded in the metals markets primarily during April, as copper prices reversed lower early in the month amid increasing tensions in the Middle East, growing inventory levels and weakening demand, resulting in losses from previously established long futures positions. Total expenses for the three months ended June 30, 2002 were $5,927,970, resulting in net income of $42,172,229. The net asset value of a Unit increased from $13.74 at March 31, 2002 to $16.16 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $33,801,538 and posted an increase in net asset value per Unit. The most significant gains of approximately 15.0% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 0.5% were recorded in the energy markets primarily during March, as crude oil prices continued their upward trend amid escalating tensions in the Middle East, supply concerns and signs of a rebound in the economic demand for oil, thus resulting in profits from previously established long futures positions. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 0.9% in the metals markets primarily from short positions in aluminum futures as prices increased during April on signs of recovery in U.S. industrial production. Elsewhere in the metals markets, copper prices reversed lower early in April amid increasing tensions in the Middle East, growing inventory levels and weakening demand, resulting in losses from previously established long futures positions. Additional losses of approximately 0.8% were recorded in the global stock index futures markets primarily from long positions in Nikkei Index futures as Japanese equity prices reversed lower early in June. Total expenses for the six months ended June 30, 2002 were $12,279,339 resulting in net income of $21,522,199. The net asset value of a Unit increased from $14.93 at December 31, 2001 to $16.16 at June 30, 2002.

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

Federal Reserve and on optimism that the Japanese government would unveil an emergency package to stimulate that country's ailing economy. During early June, additional losses were incurred from long positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on the Bank of Japan's decision to keep its monetary policy unchanged. In the global stock index futures markets, losses of approximately 2.5% were incurred primarily during the first half of April from short positions in DAX Index futures as prices reversed higher on renewed hopes that the worst may be over for badly beaten technology and telecom stock. During early June, additional losses were recorded from long positions in DAX Index futures as prices declined on earnings warnings and weak economic data in the U.S. and Germany. In the energy markets, losses of approximately 1.4% were experienced primarily during early April from short futures positions in crude oil and heating oil as prices reversed sharply higher on supply concerns amid refinery production problems and expectations that inventory data will show drawdowns. During June, additional losses were experienced from long futures positions in crude oil and its related products as prices declined on reports of an increase in supplies. In the metals markets, losses of approximately 0.9% were recorded primarily during late May from newly established long gold futures positions as gold prices sharply reversed lower, after spiking higher earlier in May, following the return of more bearish sentiment regarding the outlook for the U.S. economy. These losses were partially offset by gains of approximately 0.4% recorded in the agricultural markets primarily during May from short corn futures positions as corn prices dropped on forecasts for wet, cool weather conditions in the U.S. midwest and on reports of declining demand. Total expenses for the three months ended June 30, 2001 were $7,015,319, resulting in a net loss of $44,181,065. The net asset value of a Unit decreased from $18.11 at March 31, 2001 to $15.46 at June 30, 2001.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VAR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the

Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $282 million and $261 million, respectively.


	Primary Market           June 30, 2002	    June 30, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

     Currency		(2.59)%		  (2.48)%
Interest Rate				(2.59)		  (1.53)
     Equity					(1.08)		  (0.66)
	Commodity					(0.70)		  (0.62)
     Aggregate Value at Risk	 	(4.11)%		  (2.91)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Currency   	(2.71)%	(0.69)%	(1.93)%

Interest Rate	(2.59)	(0.70)	(1.83)

Equity	(1.08)	(0.26)	(0.73)

Commodity	(1.71)	(0.46)	(0.87)

Aggregate Value at Risk	(4.11)%	(2.63)%	(3.23)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 75% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure at June 30, 2002 was to the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations.
The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2002, the Partnership's major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate At June 30, 2002 the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. At June 30, 2002 the Partnership had market exposure to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX (Germany) and Euro Stoxx 50 (Europe) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At June 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At June 30, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, cotton and sugar markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals.	The Partnership's metals exposure at June 30, 2002
was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, nickel, zinc, tin and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Advisors, from time to time, take positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2002 were in euros, Canadian dollars, Australian dollars, Japanese yen and New Zealand dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

The Partnership registered an additional 1,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 30, 2002 (SEC File Number 333-84652).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are being sold at monthly closings at a price equal to 100% of the net asset value of a Unit as of the last day of each month.

Through June 30, 2002, 28,775,055.293 Units were sold, leaving
5,224.944.707 Units unsold. The aggregate price of the Units sold through June 30, 2002 was $392,730,683.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of its Prospectus and Supplement to the Prospectus.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999 (changing its name from
Dean Witter Spectrum Technical L.P.), is incorporated by
reference to Exhibit 3.03 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68779)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name from Morgan Stanley Dean Witter Spectrum Technical L.P.), is incorporated by reference to Exhibit 3.01 of the Partnership's Form 8-K (File No. 0-26338) filed with the
Securities and Exchange Commission on November 1, 2001.

10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Campbell & Company, Inc. is
incorporated by reference to Exhibit 10.01 of the
Partnership's Form 10-K (File No. 0-26338) for fiscal
year ended December 31, 1998 filed on June 30, 1999.
10.01(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Demeter, and Campbell &
Company, Inc. is incorporated by reference to Exhibit
10.2 of the Partnership's Form 8-K (File No. 0-26338)
filed with the Securities and Exchange Commission on
January 3, 2001.
10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Chesapeake Capital
Corporation is incorporated by reference to Exhibit 10.02
of the Partnership's Form 10-K (File No. 0-26338) for
fiscal year ended December 31, 1998 filed on March 31,
1999.
10.03	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and John W. Henry & Co. is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 10-K (File No. 0-26338) for fiscal
year ended December 31, 1998 filed on June 30, 1999.
10.03(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Demeter, and John W.
Henry & Company, Inc. is incorporated by reference to
Exhibit 10.1 of the Partnership's Form 8-K (File No. 0-
26338) filed with the Securities and Exchange Commission
on January 3, 2001.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 30, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1993 on May 8,
2002.
10.08	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Strategic L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, the escrow agent, is incorporated by
reference to Exhibit 10.08 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68779)
 	filed with the Securities and Exchange Commission on
November 2, 2001.
10.09	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus dated April 30,
2002, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.10	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File 0-26338) filed with
the Securities and Exchange Commission on November 1,
2001.
10.11	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-26338) filed with the Securities and Exchange
Commission on November 1, 2001.
10.12	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-26338) filed with the Securities and Exchange
Commission on November 1, 2001.
10.13	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-26338) filed with the
Securities and Exchange Commission on November 1, 2001.
10.14	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26338)
filed with the Securities and Exchange Commission on
November 1, 2001.
99.01	Certification of Periodic Financial Reports.

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




                        Morgan Stanley Spectrum Technical L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2002         By:/s/Raymond E. Koch              _
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Technical L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Technical L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 14, 2002