Form 10-Q
period 2002-09-30
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2002-11-14
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-26338

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3782231
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center,
Plaza Two, 1st Floor, Jersey City, NJ	 		    07311
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code (201) 209-8400


825 Third Ave., 8th Floor, New York, NY 10022

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

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited) ...................3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited) ...................4

		Statements of Changes in Partners' Capital for the
	  Nine Months Ended 	September 30, 2002 and 2001 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited) ........  .........6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................24-38

Item 4.	Controls and Procedures................................38


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................39

Item 2.	Changes in Securities and Use of Proceeds...........39-41

Item 5.	Other Information...................................41-43

Item 6.	Exhibits and Reports on Form 8-K....................43-46



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF FINANCIAL CONDITION

<caption>	    September 30,	     December 31,
                                                    2002      	       2001
	$	      $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	323,113,016	246,172,354

	Net unrealized gain on open contracts (MS & Co.)	27,190,653	14,299,794
	Net unrealized gain (loss) on open contracts (MSIL)	  1,557,066	   (2,794,179)

	Total net unrealized gain on open contracts	28,747,719	   11,505,615

	     Total Trading Equity	351,860,735	257,677,969

Subscriptions receivable	6,171,822	      4,445,562
Interest receivable (Morgan Stanley DW)	      370,707	       318,673

	     Total Assets	358,403,264	    262,442,204

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees               3,528,264                                  -
	Redemptions payable	3,274,300	2,377,346
	Accrued brokerage fees (Morgan Stanley DW)	1,962,180	 1,509,205
	Accrued management fees	      684,759	        581,531

	     Total Liabilities	   9,449,503	    4,468,082

Partners' Capital

	Limited Partners (17,528,077.646 and
	 17,089,473.684 Units, respectively)	345,191,830	255,122,417
	General Partner (191,022.517 Units) 	    3,761,931	      2,851,705

	     Total Partners' Capital	348,953,761	  257,974,122

	     Total Liabilities and Partners' Capital	358,403,264	   262,442,204


NET ASSET VALUE PER UNIT	            19.69	             14.93

	The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2002   	   2001
	$	$
REVENUES
	Trading profit (loss):
		Realized	77,382,624	1,930,938
		Net change in unrealized	  (5,415,290)	   18,390,113
			71,967,334	20,321,051
	Other revenue	      306,400	            -

		   Total Trading Results 	72,273,734	20,321,051

	Interest income (Morgan Stanley DW)	    1,064,718	     1,791,466

		   Total  	  73,338,452	   22,112,517


EXPENSES

	Brokerage fees (Morgan Stanley DW)	5,532,443	4,653,570
	Incentive fees 	4,024,921	-
	Management fees 	    1,931,572	     1,783,417

		   Total 	  11,488,936	     6,436,987


NET INCOME 	  61,849,516	  15,675,530


NET INCOME ALLOCATION

	Limited Partners	61,173,937	15,499,253
	General Partner	675,579	176,277


NET INCOME PER UNIT

	Limited Partners	3.53	0.92
	General Partner	3.53	0.92

	The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	    2002  	   2001
	$	$
REVENUES
	Trading profit (loss):
		Realized	86,869,626	34,925,069
		Net change in unrealized	   17,242,104	   (14,890,135)
			104,111,730	20,034,934
	Other revenue	         306,400	            -

		   Total Trading Results 	104,418,130	20,034,934

	Interest income (Morgan Stanley DW)	      2,721,860	      7,150,672

		   Total  	  107,139,990	    27,185,606


EXPENSES

	Brokerage fees (Morgan Stanley DW)	14,470,074	14,600,175
	Management fees 	5,273,280	5,592,698
	Incentive fees	      4,024,921	     1,630,613

		   Total 	    23,768,275	   21,823,486


NET INCOME	    83,371,715	     5,362,120


NET INCOME ALLOCATION

	Limited Partners	82,461,489	5,305,035
	General Partner	910,226	57,085


NET INCOME PER UNIT

	Limited Partners	4.76	0.30
	General Partner	4.76	0.30

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest    	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	16,670,218.496	265,060,579	3,072,513	268,133,092

Offering of Units	1,770,337.904	28,207,907	        -      	28,207,907

Net Income	-         	5,305,035	57,085	5,362,120

Redemptions	 (1,495,072.183)	  (24,078,441)	        -      	  (24,078,441)

Partners' Capital,
   September 30, 2001	 16,945,484.217	274,495,080	3,129,598	277,624,678





Partners' Capital,
	December 31, 2001	17,280,496.201	255,122,417	2,851,705	257,974,122

Offering of Units	2,383,260.283	37,813,837	-    	37,813,837

Net Income	-            	82,461,489	910,226	83,371,715

Redemptions	(1,944,656.321)	(30,205,913)	              -    	  (30,205,913)

Partners' Capital,
	September 30, 2002	17,719,100.163	345,191,830	  3,761,931	 348,953,761









The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	83,371,715	5,362,120
Noncash item included in net income:
		Net change in unrealized	(17,242,104)	14,890,135

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	(52,034)	493,552

Increase (decrease) in operating liabilities:
		Accrued incentive fees	3,528,264	(111,599)
		Accrued brokerage fees (Morgan Stanley DW)	452,975	92,001
		Accrued management fees	        103,228	          28,560

Net cash provided by operating activities	   70,162,044	   20,754,769


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	37,813,837	28,207,907
Increase in subscriptions receivable	(1,726,260)	(1,390,624)
Increase (decrease) in redemptions payable	896,954	(866,445)
Redemptions of Units	(30,205,913)	(24,078,441)

Net cash provided by financing activities	   6,778,618	     1,872,397

Net increase in cash	76,940,662	22,627,166

Balance at beginning of period	  246,172,354	  231,502,090

Balance at end of period	  323,113,016	  254,129,256





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company, Inc., Chesapeake Capital Corporation, and John W. Henry & Company, Inc. (collectively, the "Trading Advisors").

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $306,400 as of August 31, 2002.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. Brokerage fees are paid to Morgan Stanley DW.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                      Net Unrealized Gains (Losses)
                        on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded       Traded        Total      Traded      Traded
                    $            $             $

Sep. 30, 2002  30,172,677   (1,424,958)   28,747,719   Sep. 2003   Dec. 2002
Dec. 31, 2001     828,853   10,676,762    11,505,615   Dec. 2002   Mar. 2002

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $353,285,693 and $247,001,207 at September 30, 2002 and December

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General.  The Partnership's results depend on the Trading
Advisors and the ability of each Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for

       the three and nine month periods ended September 30, 2002 and 2001, and general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $73,338,452 and posted an increase in net asset value per Unit. The most significant gains of approximately 19.3% were recorded in the interest rate futures markets throughout a majority of the quarter from long positions in European and U.S. interest rate futures, as prices rose due to multiple negative economic indicators that pointed to further difficulties in the global economy. Additional gains of approximately 7.5% were recorded in the global stock index futures markets from short positions in European and U.S. stock index futures as prices trended lower during much of the quarter amid suspicions regarding corporate accounting practices and skepticism regarding a global economic recovery. Gains of approximately 2.1% were supplied from long positions in crude oil futures and its related products, predominantly during September, as prices pushed higher on looming concerns regarding the possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 4.0% in the currency markets from long futures positions in most major currencies, particularly the Australian dollar, Canadian dollar, and Japanese yen, as the value of these currencies moved lower relative to the U.S. dollar throughout the quarter due to a decline in gold prices and repatriation activity by U.S. companies. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $306,400 as of August 31, 2002. Total expenses for the three months ended September 30, 2002 were $11,488,936, resulting in net income of $61,849,516. The net asset value of a Unit increased from $16.16 at June 30, 2002 to $19.69 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $107,139,990 and posted an increase in net asset value per Unit. The most significant gains of approximately 19.0% were recorded in the interest rate futures markets between May and September from previously established long positions in European, Japanese, and U.S. interest rate futures, as investors sought a safe haven from falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 10.3% were recorded in the currency markets from long positions in most major currencies, mainly the euro, Swiss franc, and Australian dollar as their values climbed relative to the U.S. dollar during the second quarter prompted by a lack of confidence in the strength of the domestic economic recovery. Short positions in European and U.S. stock index futures contributed gains of approximately 6.7%, primarily from May to September, as prices trended lower due to continued global economic and political uncertainty. Additional gains of approximately 2.6% were mainly contributed from long futures positions in crude oil futures and its related products during March and September as prices increased due to Middle East tensions. Elsewhere in the energy markets, additional gains were recorded during September from long positions in natural gas futures as prices trended higher due to a disruption of output in the Gulf of Mexico caused by Hurricane Isidore. A portion of the Partnership's overall gains was offset by losses of approximately 1.5% in the metals markets, primarily during June, from long positions in gold futures as prices weakened due to an easing of tensions between India and Pakistan. During January, short gold futures positions resulted in losses as prices trended higher reacting to an increase in demand. Elsewhere in the metals markets, long copper futures prices weakened in early April amid increasing tensions in the Middle East, growing inventory levels, and weakening demand, which resulted in losses from previously established long futures positions. Total expenses for the nine months ended September 30, 2002 were $23,768,275, resulting in net income of $83,371,715. The net asset value of a Unit increased from $14.93 at December 31, 2001 to $19.69 at September 30, 2002.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $22,112,517 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.4% were recorded throughout a majority of the quarter in the global interest rate futures markets from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. and European Central Banks and as investors sought a safe haven from declining stock prices. In the global stock index futures markets, profits of approximately 7.1% were recorded throughout a majority of the quarter form short positions in DAX and Nikkei Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the metals markets, gains of approximately 0.9% were recorded primarily during July and September from short positions in copper and aluminum futures as prices declined due to higher inventories and weak demand. These gains were partially offset by losses of approximately 3.8% recorded primarily during August in the currency markets from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to U.S. economic weakness. During late September, losses were recorded from long positions in the Japanese yen as its value weakened and the U.S. dollar strengthened amid newly released optimistic U.S. economic data and the Bank of Japan's surprise interventions. In the energy markets, losses of approximately 2.0% were experienced primarily during August from short positions in crude oil futures as prices rose amid declining inventories and growing tensions in the Middle East. During September, losses were recorded from long futures positions in crude oil and its refined products as the previous upward trend in oil prices reversed lower due to near-term concerns over the effects of a global economic slowdown on oil demand. In the agricultural markets, losses of approximately 1.1% were recorded primarily during July from short corn futures positions as prices increased on forecasts for hotter and drier weather in the U.S. midwest. Total expenses for the three months ended September 30, 2001 were $6,436,987, resulting in net income of $15,675,530.
The net asset value of a Unit increased from $15.46 at June 30, 2001 to $16.38 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $27,185,606 and posted an increase in net asset value per Unit. The most significant gains of approximately 12.1% were recorded in the global interest rate futures markets primarily during August and September from long positions in short and intermediate-term U.S. interest rate futures as prices continued trending higher following interest rate cuts by the U.S. and

European central banks and as investors sought a safe haven from the decline in stock prices. Additional gains were recorded throughout the majority of the first quarter from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. In the global stock index futures markets, profits of approximately 6.9% were recorded throughout a majority of the third quarter from short positions in DAX, Nikkei Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the metals markets, gains of approximately 0.7% were recorded primarily during July and September from short positions in copper and aluminum futures as prices declined due to higher inventories and weak demand. These gains were partially offset by losses of approximately 8.4% recorded in the energy markets throughout the first nine months of the year from trading in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the agricultural markets, losses of approximately 1.4% were recorded primarily during July from short corn futures positions as prices increased on forecasts for hotter and drier weather in the U.S. midwest. In the currency markets, losses of approximately 0.6% were recorded throughout the first nine months of the year from transactions involving the British pound, the euro and Australian dollar. Offsetting gains were recorded during August and September from long positions in the Swiss franc as its value continued its strengthening trend relative to the U.S. dollar due to the sharp decline in stock prices and as investors sought refuge in the safe haven of the franc amid fears of global economic and political turmoil. Total expenses for the nine months ended September 30, 2001 were $21,823,486, resulting in net income of $5,362,120. The net asset value of a Unit increased from $16.08 at December 31, 2000 to $16.38 at September 30, 2001.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001. At September 30, 2002 and 2001, the Partnership's total capitalization was approximately $349 million and $278 million, respectively.


	Primary Market       September 30, 2002	 September 30, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

     Interest Rate		(1.78)%		  (2.41)%
Currency					(0.85) 		  (1.74)
     Equity					(0.59) 		  (0.76)
	Commodity					(1.19) 		  (0.46)
     Aggregate Value at Risk	 	(2.50)%		  (3.00)%

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

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2001 through September 30, 2002.

Primary Market Risk Category        High      Low      Average
Interest Rate 	(2.59)%	(0.70)%	(1.67)%

Currency    	(2.71)  	 (0.69)	(1.71)

Equity	 (1.08)	(0.26)	(0.69)

Commodity	(1.71)	(0.60)	(1.05)

Aggregate Value at Risk	(4.11)%	(2.50)%	(3.10)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 85% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate At September 30, 2002 the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan,

Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency exposure at September 30, 2002, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. At September 30, 2002 the Partnership had market exposure to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), Euro Stoxx 50 (Europe), DAX (Germany) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At September 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, coffee and cotton markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals.	The Partnership's metals exposure at September 30,
2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as aluminum, copper, zinc, nickel, and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Advisors, from time to time, take positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2002 were in euros, Australian dollars, Canadian dollars, Swedish kronas and New Zealand dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.	CONTROLS AND PROCEDURES
(a)	 As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

(b)	 There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Through September 30, 2002, 29,646,388.336 Units were sold, leaving 4,353,611.664 Units unsold. The aggregate price of the Units sold through September 30, 2002 was $409,039,565.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of its Prospectus and Supplement to the Prospectus.


Item 5.  OTHER INFORMATION

Changes in Management

The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray, however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc.,

Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending.
Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

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
2002.
10.08	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Strategic L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, the escrow agent, is incorporated by
reference to Exhibit 10.08 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68779)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.09	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
30, 2002, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.10	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File 0-26338) filed with
the Securities and Exchange Commission on November 1,
2001.
10.11	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-26338) filed with the Securities and Exchange Commission on November 1, 2001.
10.12	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-26338) filed with the Securities and Exchange
Commission on November 1, 2001.
10.13	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the

	Partnership's Form 8-K (File No. 0-26338) filed with the
Securities and Exchange Commission on November 1, 2001.
10.14	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26338)
filed with the Securities and Exchange Commission on
November 1, 2001.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, general
partner of the Partnership.
99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, general partner of the Partnership.

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




                        Morgan Stanley Spectrum Technical L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2002       By:   /s/Jeffrey D. Hahn           _
                                 Jeffrey D. Hahn
                                 Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002	/s/	Jeffrey A. Rothman
		Jeffrey A. Rothman
		President, Demeter
		Management Corporation,
		general partner of the
		Partnership

CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002      /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer,
                                 Demeter Management Corporation,
                                 general partner of the
                                 Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Technical L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Technical L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		November 14, 2002