Form 10-Q
period 2003-03-31
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2003-05-12
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003 or

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


Demeter Management Corporation
825 Third Avenue, 9th Floor
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

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2003


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2003
 		(Unaudited) and December 31, 2002	2

		Statements of Operations for the Quarters Ended
		March 31, 2003 and 2002 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	  Quarters Ended March 31, 2003 and 2002 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2003 and 2002 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-10

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	11-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	18-30

Item 4.	Controls and Procedures	31


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Changes in Securities and Use of Proceeds	32-34

Item 5.	Other Information	34-36

Item 6.	Exhibits and Reports on Form 8-K	37-39



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
                       2003      	        2002
	$	      $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	391,886,622	310,115,973

	Net unrealized loss on open contracts (MSIL)	(2,890,433)	(3,069,013)
	Net unrealized gain (loss) on open contracts (MS & Co.)	    (5,266,994)	    27,172,226

	Total net unrealized gain (loss) on open contracts	    (8,157,427)	   24,103,213

	     Total Trading Equity	383,729,195	334,219,186

Subscriptions receivable	16,091,676	7,108,790
Interest receivable (Morgan Stanley DW)	        311,034	       268,836

	     Total Assets	 400,131,905	 341,596,812

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	5,497,496	3,195,919
	Accrued brokerage fees (Morgan Stanley DW)	2,532,538	1,906,305
	Accrued management fees	       897,857	       672,962

	     Total Liabilities	    8,927,891	    5,775,186

Partners? Capital

	Limited Partners (19,251,951.606 and
	 18,038,726.045 Units, respectively)	386,898,668	332,124,550
	General Partner (214,232.648 and
       200,799.812 Units, respectively) 	     4,305,346	     3,697,076

	     Total Partners? Capital	 391,204,014	 335,821,626

	     Total Liabilities and Partners? Capital	 400,131,905	 341,596,812


NET ASSET VALUE PER UNIT	            20.10	            18.41

	The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2003   	   2002
	$	$
REVENUES
	Trading profit (loss):
		Realized	76,796,542	(14,508,888)
		Net change in unrealized	   (32,260,640)	       (626,851)

		   Total Trading Results 	44,535,902	(15,135,739)

	Interest income (Morgan Stanley DW)	         849,465	        837,078

		   Total  	    45,385,367	  (14,298,661)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	6,889,082	4,595,867
	Incentive fees 	6,316,951	?
	Management fees 	     2,437,222	     1,755,502

		   Total 	   15,643,255	     6,351,369


NET INCOME (LOSS)	   29,742,112	  (20,650,030)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	29,403,842	(20,423,415)
	General Partner	338,270	(226,615)


NET INCOME (LOSS) PER UNIT

	Limited Partners	1.69	(1.19)
	General Partner	1.69	(1.19)



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2003 and 2002
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest    	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2001	17,280,496.201	255,122,417	2,851,705	257,974,122

Offering of Units	859,148.405	12,174,217	        ?       	12,174,217

Net Loss	?	(20,423,415)	(226,615)	(20,650,030)

Redemptions	     (630,647.097)	    (8,884,267)	         ?       	    (8,884,267)

Partners? Capital,
   March 31, 2002	 17,508,997.509	 237,988,952	 2,625,090	 240,614,042





Partners? Capital,
   December 31, 2002	18,239,525.857	332,124,550	3,697,076	335,821,626

Offering of Units	1,841,508.990	38,175,513	270,000	38,445,513

Net Income	?	29,403,842	338,270	29,742,112

Redemptions	     (614,850.593)	  (12,805,237)	        ?       	  (12,805,237)

Partners? Capital,
   March 31, 2003	 19,466,184.254	 386,898,668	 4,305,346	 391,204,014








The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Quarters Ended March 31,

	      2003     	      2002
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	29,742,112	(20,650,030)
Noncash item included in net income (loss):
		Net change in unrealized	32,260,640	626,851

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	(42,198)	36,085

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	626,233	(9,653)
		Accrued management fees	        224,895	           (8,483)

Net cash provided by (used for) operating activities	   62,811,682	  (20,005,230)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	38,445,513	12,174,217
(Increase) decrease in subscriptions receivable	(8,982,886)	668,766
Increase in redemptions payable	2,301,577	1,787,011
Redemptions of Units	    (12,805,237)	    (8,884,267)

Net cash provided by financing activities	     18,958,967	     5,745,727

Net increase (decrease) in cash	81,770,649	(14,295,503)

Balance at beginning of period	  310,115,973	  246,172,354

Balance at end of period	  391,886,622	  231,912,851



	The accompanying notes are an integral part of these financial statements.





       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Technical L.P. (the ?Partnership?).
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2002 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Technical L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Strategic L.P.


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company, Inc., Chesapeake Capital Corporation, and John W. Henry & Company, Inc. (collectively, the ?Trading Advisors?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills.  The Partnership pays brokerage fees to Morgan
Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

                 Net Unrealized Gains (Losses)
           on Open Contracts			Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Mar. 31, 2003	(3,596,356)	(4,561,071)	(8,157,427)	Mar. 2004	Jun. 2003
Dec. 31, 2002	16,269,250	7,833,963	24,103,213	Dec. 2003	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.



       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $388,290,266 and $326,385,223 at March 31, 2003 and December 31,
2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each trading advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership?s assets held by the commodity brokers may be used as margin solely for the Partnership?s trading. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no
       trading.  These market conditions could prevent the
Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership?s liquidity increasing, or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore, the impact of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership?s liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day and the value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the
       Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 10 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter Ended March 31, 2003
For the quarter ended March 31, 2003, the Partnership recorded total trading revenues, including interest income, of $45,385,367 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.1% were recorded in the currency markets from long positions in the euro versus the U.S. dollar as its value strengthened amid fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Additional gains of approximately 4.2% were recorded in the energy markets during January and February from long positions in natural gas futures as prices increased during January and February in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains were provided from long positions in crude oil futures as prices trended higher during January and February amid fears that a potential military conflict with Iraq could curb market supply. Gains of approximately 4.0% were recorded in the global interest rate markets from long positions in U.S., European and Japanese interest rate futures during January and February as prices trended higher as investors continued to seek the ?safe haven? of fixed income investments in response to prolonged uncertainty in the global equity markets. Gains of approximately 1.5% were recorded in the global stock index markets, primarily during January, from short positions in European stock indices as prices were pressured lower amid higher energy prices, fears of a military conflict with Iraq, and strong investor demand for fixed income investments. A portion of the Partnership?s overall gains
       for the quarter was offset by losses of approximately 0.5%
in the metals markets, incurred primarily during March, from long positions in aluminum futures as prices fell amid muted industrial demand. Additional losses stemmed from long positions in gold and silver futures as precious metals prices declined during February and March in response to international efforts to avert military action against Iraq. Smaller losses of approximately 0.4% were recorded in the agricultural markets from long positions in live cattle futures as prices fell sharply during February amid demand concerns. Total expenses for the three months ended March 31, 2003 were $15,643,255, resulting in net income of $29,742,112. The net asset value of a Unit increased from $18.41 at December 31, 2002 to $20.10 at March 31, 2003.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $14,298,661 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.6% were recorded in the currency markets primarily during early March from previously established short positions in the Japanese yen as its value reversed higher versus the U.S. dollar amid a repatriation of assets from the U.S. to Japan. As a result of this strengthening, new long Japanese yen positions were established only to result in additional losses later in March as the value of the yen reversed lower on expectations that the repatriation flows ahead
       of the Japanese fiscal year-end would be ending.
Additional losses were experienced during early March from previously established short positions in the Swiss franc and euro as the value of these European currencies strengthened relative to the U.S. dollar amid jitters about possible military action against Iraq. Additional losses were recorded during late March from newly established long positions in the Swiss franc and euro as their respective values weakened versus the U.S. dollar following the Swiss National Bank?s decision to lower its repo-rate in an effort to keep its currency from getting overvalued. In the global stock index futures markets, losses of approximately 2.1% were recorded primarily during late February from previously established short positions in German stock index futures as prices increased on better-than-expected economic data from the U.S. Additional losses were experienced during February from previously established short positions in Nikkei Index futures as prices reversed higher on hopes for a government backed economic plan to help combat deflation and address bad bank loans. A portion of the Partnership?s overall losses was partially offset by gains of approximately 2.7% recorded in the energy markets primarily during March from previously established long positions in crude oil futures as prices continued their upward trend amid escalating tensions in the Middle East and supply/demand factors. Total expenses for the three months ended March 31, 2002 were $6,351,369, resulting in a net loss of $20,650,030. The net asset value of a Unit decreased from $14.93 at December 31, 2001 to $13.74 at March 31, 2002.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK


Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership?s main business activities.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership?s open positions, and consequently, in its earnings and cash flow.

The Partnership?s total market risk is influenced by a wide variety of factors, including the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership?s past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date or any reasonable expectations based upon historical changes in market value.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk (?VaR?). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership?s trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The historical observation period of the Partnership?s VaR is approximately four years. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.
VaR typically does not represent the worst case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000
       observations) and revalues its portfolio (using delta-
gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange-traded instruments and is also not based on exchange and/or dealer-based margin requirements.

VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets
       by primary market risk category at March 31, 2003 and
2002. At March 31, 2003 and 2002, the Partnership?s total capitalization was approximately $391 million and $241 million, respectively.

Primary Market	March 31, 2003	March 31, 2002
Risk Category	Value at Risk	Value at Risk

Currency				   (0.61)%					(0.69)%
Interest Rate			   (0.53)					(1.62)
Equity				   (0.44)					(0.84)
Commodity				   (0.39)				     (1.71)
Aggregate Value at Risk	   (0.87)%					(2.63)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at March 31, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single
       trading day. Any changes in open positions could
positively or negatively materially impact market risk as measured by VaR.
The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2002 through March 31, 2003.

Primary Market Risk Category        High      Low      Average
Currency 	(2.59)%	(0.61)%   (1.55)%

Interest Rate    	(2.59)	(0.53)    (1.53)

Equity	(1.08)    (0.24)    (0.59)

Commodity	(1.46)	(0.39)    (0.93)

Aggregate Value at Risk	(4.11)%	(0.87)%   (2.56)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership?s open positions thus creates a ?risk of ruin? not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed
       and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such ?risk of ruin?. In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2003 and 2002, and for the end of the four quarterly reporting periods from April 1, 2002 through March 31, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be
       no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.
Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 89% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ?
       constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate
       changes as well as political and general economic
conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2003, the Partnership?s major exposures were to the euro, Japanese yen, Australian dollar and British pound currency crosses, and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. At March 31, 2003 the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7
       countries consist of France, the U.S., Britain, Germany,
Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations ? e.g., Australia. Demeter anticipates that G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. At March 31, 2003, the Partnership had market exposure to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At March 31, 2003, the Partnership?s primary exposures were to the Euro Stoxx 50 (Europe), S&P 500 (U.S.), Nikkei (Japan), FTSE (Britain) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ?whipsawed? into numerous small losses.

Commodity.
Soft Commodities and Agriculturals.  At March 31, 2003, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn, cotton and sugar markets. Supply and demand inequalities, severe
       weather disruptions and market expectations affect
price movements in these markets.

Energy. At March 31, 2003, the Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.	The Partnership's metals exposure at March 31,
2003 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, nickel, zinc, tin and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop. Demeter anticipates that the Partnership will continue to do so.

       Qualitative Disclosures Regarding Non-Trading Risk
Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2003 were in euros, Australian dollars, Japanese yen, British pounds and South African rands. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

       Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.


Item 4.	CONTROLS AND PROCEDURES
(a)	 As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?14 and 15d?14 of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	 There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership, Morgan Stanley Spectrum Strategic L.P. (?Spectrum Strategic?) and Morgan Stanley Spectrum Global Balanced L.P. (?Spectrum Global Balanced?), collectively registered 10,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on September 15, 1994 (SEC File Number 33-80146). While such Units were not allocated among the Partnership, Spectrum Strategic, and Spectrum Global Balanced at that time, they were subsequently allocated for convenience purposes as follows: the Partnership 4,000,000, Spectrum Strategic 4,000,000, and Spectrum Global Balanced 2,000,000.

The Partnership, Spectrum Strategic, and Spectrum Global Balanced collectively registered an additional 20,000,000 Units pursuant to a new Registration Statement on Form S-1, which became effective on January 31, 1996 (SEC File Number 333-00494); such Units were allocated as follows: the Partnership 9,000,000, Spectrum Strategic 6,000,000, and Spectrum Global Balanced 5,000,000.

The Partnership, Spectrum Strategic, and Spectrum Global Balanced collectively registered an additional 8,500,000 Units pursuant to another Registration Statement on Form S-1, which became
       effective on April 30, 1996 (SEC File Number 333-3222);
such Units were allocated as follows: the Partnership 5,000,000, Spectrum Strategic 2,500,000, and Spectrum Global Balanced 1,000,000.

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

Units are being sold at monthly closings as of the close of business on the last day of each month at a purchase price equal to 100% of the net asset value per Unit as of the date of such monthly closing.

       Through March 31, 2003, 32,619,459.481 Units were sold, leaving 1,380,540.519 Units unsold. The aggregate price of the Units sold through March 31, 2003 was $467,939,901.

The Partnership registered an additional 10,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2003 (SEC File Number 333-104001).
The aggregate price of the amount registered was $207,900,000 based upon an initial offering price of $20.79 per Unit.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the Prospectus.


Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter Management
Corporation, the general partner:

Mr. Anthony J. DeLuca resigned the position of Director of Demeter.

Mr. Edward C. Oelsner resigned the position of Director of Demeter.

       Mr. Joseph G. Siniscalchi resigned the position of
Director of Demeter.

Mr. Douglas J. Ketterer, age 37, was named a Director of Demeter, subject to Mr. Ketterer being confirmed as a principal of Demeter by the National Futures Association. Mr. Ketterer is a Managing Director and head of the Strategic Solutions Group, which is comprised of the Global Product Development Group, Financial Planning, Mutual Fund Advisory Group, Retirement Strategies, Education Strategies, Gifting Strategies, External Mutual Funds and the Global Portfolio Analysis and Research Departments. Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Jeffrey S. Swartz, age 36, was named a Director of Demeter, subject to Mr. Swartz being confirmed as a principal of Demeter by the National Futures Association. Mr. Swartz is a Managing
       Director and Chief Operating Officer of Investor Advisory
Services (?IAS?). Mr. Swartz began his career with Morgan Stanley in 1990, working as a Financial Advisor in Boston. He was appointed Sales Manager of the Boston office in 1994, and served in that role for two years. In 1996, he was named Branch Manager of the Cincinnati office. In 1999, Mr. Swartz was named Associate Director of the Midwest region, which consisted of 10 states and approximately 90 offices. Mr. Swartz served in this capacity until October of 2001, when he was named Director of IAS Strategy and relocated to IAS headquarters in New York. In December of 2002, Mr. Swartz was promoted to Managing Director and Chief Operating Officer of IAS. Mr. Swartz received his degree in Business Administration from the University of New Hampshire.

Mr. Jeffrey D. Hahn, Chief Financial Officer of Demeter, was named a Director of Demeter.


       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership?s Prospectus, dated April
28, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999 (changing its name from
Dean Witter Spectrum Technical L.P.), is incorporated by
reference to Exhibit 3.03 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-68779)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Technical L.P.),
is incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-26338) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Campbell & Company, Inc. is
incorporated by reference to Exhibit 10.01 of the
Partnership?s Form 10-K (File No. 0-26338) for fiscal
year ended December 31, 1998 filed on June 30, 1999.
10.01(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Demeter, and Campbell &
Company, Inc. is incorporated by reference to Exhibit
10.02 of the Partnership?s Form 8-K (File No. 0-26338)
filed with the Securities and Exchange Commission on
January 3, 2001.
10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Chesapeake Capital
Corporation is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 10-K (File No. 0-26338) for fiscal year ended December 31, 1998 filed on March 31, 1999.

10.03	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and John W. Henry & Co. is
incorporated by reference to Exhibit 10.03 of the
Partnership?s Form 10-K (File No. 0-26338) for fiscal
year ended December 31, 1998 filed on June 30, 1999.
10.03(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Demeter, and John W.
Henry & Company, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-
26338) filed with the Securities and Exchange Commission
on January 3, 2001.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership?s Prospectus dated April 28, 2003, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1993 on May 7,
2003.
10.08	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Strategic L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, the escrow agent, is incorporated by
reference to Exhibit 10.08 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-68779)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.09	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated April
28, 2003, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
10.10	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File 0-26338) filed with the Securities and Exchange Commission on November 1,
2001.

10.11	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-26338) filed with the Securities and Exchange Commission on November 1, 2001.
10.12	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No.
0-26338) filed with the Securities and Exchange
Commission on November 1, 2001.
10.13	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000,
is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-26338) filed with the Securities and Exchange Commission on November 1, 2001.
10.14	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-26338)
filed with the Securities and Exchange Commission on
November 1, 2001.
99.01	Certification of President of Demeter Management
Corporation, general partner of the Partnership, pursuant
to 18 U.S.C. Section 1350, as adopted, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	Certification of Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

(B)  Reports on Form 8-K. ? None.

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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 15, 2003          By:   /s/Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Director and Chief Financial Officer





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

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant?s disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
?Evaluation Date?); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the
       registrant?s auditors any material weaknesses in
internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant?s internal controls; and

6.	The registrant?s other certifying officers and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May 15, 2003	/s/	Jeffrey A. Rothman
		Jeffrey A. Rothman
		President, Demeter
		Management Corporation,
		general partner of the
		registrant


       CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant?s disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
?Evaluation Date?); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of the Demeter?s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the
       registrant?s auditors any material weaknesses in
internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant?s internal controls; and

6.	The registrant?s other certifying officers and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003              /s/Jeffrey D. Hahn
                                   Jeffrey D. Hahn
                                   Chief Financial Officer,
                                   Demeter Management Corporation,
                                   general partner of the
                                   registrant

					EXHIBIT 99.01


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Technical L.P. (the ?Partnership?) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		May 15, 2003

					EXHIBIT 99.02


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Technical L.P. (the ?Partnership?) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		May 15, 2003