Form 10-Q
period 2003-06-30
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2003-08-14
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2003
 		(Unaudited) and December 31, 2002	2

		Statements of Operations for the Quarters Ended
		June 30, 2003 and 2002 (Unaudited)	3

		Statements of Operations for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited)	4

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2003 and 2002 (Unaudited)	5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	22-34

Item 4.	Controls and Procedures	35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 2.	Changes in Securities and Use of Proceeds	36-38

Item 5.	Other Information	38

Item 6.	Exhibits and Reports on Form 8-K	39-41



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
              2003      	        2002
	$	      $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	431,323,324	310,115,973

	Net unrealized loss on open contracts (MSIL)	(4,963,535)	(3,069,013)
	Net unrealized gain (loss) on open contracts (MS & Co.)	 (18,725,097)	    27,172,226

	Total net unrealized gain (loss) on open contracts	(23,688,632)	   24,103,213

	     Total Trading Equity	407,634,692	334,219,186

Subscriptions receivable	14,800,218	7,108,790
Interest receivable (Morgan Stanley DW)	      301,707	       268,836

	     Total Assets	422,736,617	 341,596,812

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	4,668,681	3,195,919
	Accrued brokerage fees (Morgan Stanley DW)	2,639,378	1,906,305
	Accrued management fees	      937,994	       672,962

	     Total Liabilities	   8,246,053	    5,775,186

Partners? Capital

	Limited Partners (20,415,134.819  and
	 18,038,726.045 Units, respectively)	409,938,741	332,124,550
	General Partner (226,682.847 and
       200,799.812 Units, respectively) 	    4,551,823	     3,697,076

	     Total Partners? Capital	  414,490,564	 335,821,626

	     Total Liabilities and Partners? Capital	422,736,617	 341,596,812


NET ASSET VALUE PER UNIT	            20.08	            18.41

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

                                                                                                          2003   	   2002
                                                                                                             $		$
REVENUES
	Trading profit (loss):
		Realized	24,067,991	23,995,890
		Net change in unrealized	   (15,531,205)	   23,284,245

		   Total Trading Results 	8,536,786	47,280,135

	Interest income (Morgan Stanley DW)	        904,245	        820,064

		   Total  	     9,441,031	   48,100,199


EXPENSES

	Brokerage fees (Morgan Stanley DW)	7,434,009	4,341,764
	Management fees 	   2,636,721	     1,586,206
	Incentive fees	       416,627                            ?

		   Total 	  10,487,357	     5,927,970


NET INCOME (LOSS)	   (1,046,326)	   42,172,229


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,042,803)	41,710,967
	General Partner	(3,523)	461,262


NET INCOME (LOSS) PER UNIT

	Limited Partners	(0.02)	2.42
	General Partner	(0.02)	2.42




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2003   	   2002
	$	$
REVENUES
	Trading profit (loss):
		Realized	100,864,533	9,487,002
		Net change in unrealized	   (47,791,845)	   22,657,394

		   Total Trading Results 	53,072,688	32,144,396

	Interest income (Morgan Stanley DW)	     1,753,710	     1,657,142

		   Total  	 54,826,398	   33,801,538


EXPENSES

	Brokerage fees (Morgan Stanley DW)	                                     14,323,091	8,937,631
	Incentive fees 	                                                                          6,733,578                           -
	Management fees 	    5,073,943	    3,341,708

		   Total 	   26,130,612	   12,279,339


NET INCOME 	   28,695,786	   21,522,199


NET INCOME ALLOCATION

	Limited Partners	28,361,039	21,287,552
	General Partner	334,747	234,647


NET INCOME PER UNIT

	Limited Partners	1.67	1.23
	General Partner	1.67	1.23




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2001	17,280,496.201	255,122,417	2,851,705	257,974,122

Offering of Units	1,511,927.240	21,504,955                    ? 		21,504,955

Net Income                                                                ? 	   	21,287,552	234,647	21,522,199

Redemptions	  (1,348,418.383)	  (19,158,353)	              ?     	 (19,158,353)

Partners? Capital,
   June 30, 2002	 17,444,005.058	 278,756,571	 3,086,352	 281,842,923





Partners? Capital,
   December 31, 2002	18,239,525.857	332,124,550	3,697,076	335,821,626

Offering of Units	3,643,863.939	75,205,941	520,000	75,725,941

Net Income	?	28,361,039	334,747	28,695,786

Redemptions	  (1,241,572.130)	  (25,752,789)	              ?     	 (25,752,789)

Partners? Capital,
   June 30, 2003	 20,641,817.666   	  409,938,741	 4,551,823	 414,490,564







The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	       For the Six Months Ended June 30,

	      2003     	      2002
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	28,695,786	21,522,199
Noncash item included in net income:
		Net change in unrealized	47,791,845	(22,657,394)

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	(32,871)	36,782

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	733,073	(27,854)
		Accrued management fees	     265,032	         (57,677)

Net cash provided by (used for) operating activities	 77,452,865	    (1,183,944)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	75,725,941	21,504,955
(Increase) decrease in subscriptions receivable	(7,691,428)	1,651,002
Increase in redemptions payable	1,472,762	627,129
Redemptions of Units	   (25,752,789)	  (19,158,353)

Net cash provided by financing activities	    43,754,486	     4,624,733

Net increase in cash	121,207,351	3,440,789

Balance at beginning of period	   310,115,973	  246,172,354

Balance at end of period	  431,323,324	  249,613,143






	The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

1.  Organization
Morgan Stanley Spectrum Technical L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities, and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Strategic L.P.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?).  The non-clearing commodity broker is
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

                 Net Unrealized Gains (Losses)
           on Open Contracts			Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Jun. 30, 2003 (21,341,981) (2,346,651)  (23,688,632)  Jun. 2004  	Sep. 2003
Dec. 31, 2002	  16,269,250	   7,833,963	24,103,213	Dec. 2003	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $409,981,343 and $326,385,223 at June 30, 2003 and December 31,
2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


       Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership?s liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day and the value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations
       of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $9,441,031 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 2.1% were incurred in the metals markets, primarily during June, from long gold futures positions as prices dropped counter to the rise of the U.S. dollar. Further losses in this sector were provided by long positions in aluminum and copper futures as prices declined in anticipation of the U.S. Federal Reserve?s interest rate cut and on technically based selling. Additional losses of approximately 2.0% in the agricultural markets were recorded primarily during June from short futures positions in cotton as supply concerns triggered by adverse weather conditions in the U.S. and increased exports forced cotton prices higher. Further losses in this sector were experienced from long lean hog futures positions as fears related to a potential outbreak of Mad Cow Disease depressed prices. Smaller losses of approximately 0.5% in the global stock index markets resulted during May from positions in Japanese stock index futures as prices reversed higher amid heavy buying by Japanese pension funds and renewed hope for a government stimulus package. A portion of the Partnership?s overall losses for the second quarter was offset by gains of approximately 5.5% in the currency markets during April from long positions in the euro versus the U.S. dollar as concerns regarding the U.S. economic recovery resurfaced and resulted in the value of the dollar declining to a four-year low
       versus the euro.  Long positions in the euro versus the
U.S. dollar provided additional gains during May as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Currency gains were also recorded from long positions in the Australian dollar versus the U.S. dollar as its value strengthened in response to continued weakness in the U.S. dollar and significant interest rate differentials between the two countries. Additional gains of approximately 2.1% in the global interest rate markets were recorded primarily during May from long positions in U.S. and European interest rate futures as prices trended higher amid speculation of an interest rate cut by the Federal Reserve and lingering doubts concerning a global economic recovery. Total expenses for the three months ended June 30, 2003 were $10,487,357, resulting in a net loss of $1,046,326. The net asset value of a Unit decreased from $20.10 at March 31, 2003 to $20.08 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $54,826,398 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.9% in the currency markets were supplied during January from long positions in the euro as its value strengthened versus the U.S. dollar amid renewed fears of a military conflict with Iraq, increased tensions with North
       Korea, and weak U.S. economic data.  During May,
additional gains were recorded as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Gains were also recorded from long positions in the Australian dollar versus the U.S. dollar as the Australian currency strengthened in response to continued weakness in the U.S. dollar and a significant interest rate differential between the two countries. Additional gains of approximately 6.2% in the global interest rate markets were recorded during January and February from positions in U.S. interest rate futures as prices declined amid a temporary increase in U.S. manufacturing activity and then increased as investors continued to seek the ?safe haven? of fixed income investments in response to prolonged uncertainty in global equity markets. Additional gains were recorded from long positions in European and U.S. interest rate futures as strong demand from investors seeking the security of fixed income investments sent prices higher. During May, gains were provided from long positions in U.S. and European interest rate futures as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Gains of approximately 3.8% were recorded in the energy markets during January and February from long positions in natural gas futures as prices increased in response to prolonged frigid temperatures in the northeastern and
       midwestern United States and fears that extremely cold weather could further deplete already diminished supplies. Additional gains were provided from long positions in crude oil futures as prices trended higher amid fears that a military conflict with Iraq could curb market supply. A portion of the Partnership?s gains was offset by losses of approximately 2.5% in the metals markets from long positions in aluminum futures as prices fell amid muted industrial demand during March. During June, long positions in aluminum futures incurred additional losses as prices declined in anticipation of the U.S. Federal Reserve?s interest rate cut and on technically based selling. Further losses in this sector were provided by long gold futures positions as prices dropped counter to the rise of the U.S. dollar. Additional losses of approximately 2.4% stemmed from the agricultural markets, primarily during June, as short futures positions in cotton suffered losses due to an increase in prices spurred by supply concerns. Total expenses for the six months ended June 30, 2003 were $26,130,612, resulting in net income of $28,695,786. The net asset value of a Unit increased from $18.41 at December 31, 2002 to $20.08 at June 30, 2003.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $48,100,199 and posted an increase in net asset value per Unit. The most significant gains of approximately 20.6% were recorded in the currency markets primarily during May and June from previously
       established long positions in the euro, Swiss franc and
Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak economic data. Additional gains of approximately 1.3% were recorded in the global stock index futures markets from short positions in European stock index futures as prices trended lower on geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 2.2% in the energy markets primarily from previously established long futures positions in crude oil and its related products as prices moved lower during May on supply and demand concerns. Smaller losses of approximately 1.0% were recorded in the metals markets primarily during April, as copper prices reversed lower early in the month amid increasing tensions in the Middle East, growing inventory levels and weakening demand, resulting in losses from previously established long futures positions. Total expenses for the three months ended June 30, 2002 were $5,927,970, resulting in net income of $42,172,229. The net asset value of a Unit increased from $13.74 at March 31, 2002 to $16.16 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $33,801,538 and posted an increase in net asset value per Unit. The most significant gains of approximately 15.0% were recorded in the
       currency markets primarily during May and June from
previously established long positions in the euro, Swiss franc and Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 0.5% were recorded in the energy markets primarily during March, as crude oil prices continued their upward trend amid escalating tensions in the Middle East, supply concerns and signs of a rebound in the economic demand for oil, thus resulting in profits from previously established long futures positions. A portion of the Partnership?s overall gains was offset by losses of approximately 0.9% in the metals markets primarily from short positions in aluminum futures as prices increased during April on signs of recovery in U.S. industrial production. Elsewhere in the metals markets, copper prices reversed lower early in April amid increasing tensions in the Middle East, growing inventory levels and weakening demand, resulting in losses from previously established long futures positions. Additional losses of approximately 0.8% were recorded in the global stock index futures markets primarily from long positions in Nikkei Index futures as Japanese equity prices reversed lower early in June. Total expenses for the six months ended June 30, 2002 were $12,279,339, resulting in net income of $21,522,199. The net asset value of a Unit increased from $14.93 at December 31, 2001 to $16.16 at June 30, 2002.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK


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

       The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk (?VaR?). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership?s trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The historical observation period of the Partnership?s VaR is approximately four years. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

       VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer-based margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $414 million and $282 million, respectively.

Primary Market	    June 30, 2003	June 30, 2002
Risk Category	    Value at Risk	Value at Risk

Currency					(1.59)%				(2.59)%
Interest Rate				(1.35)				(2.59)
Equity					(1.23)				(1.08)
Commodity					(1.22)				(0.70)
Aggregate Value at Risk		(2.72)%				(4.11)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change
       significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.
The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category         High      Low      Average
Currency	(2.14)%	(0.61)%	(1.30)%

Interest Rate	(1.78)	(0.53)	(1.23)

Equity	(1.23)	(0.24)	(0.63)

Commodity	(1.46)	(0.39)	(1.06)

Aggregate Value at Risk	(2.76)%	(0.87)%	(2.21)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership?s open positions thus creates a ?risk of ruin? not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a
       short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such ?risk of ruin?. In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the following:
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

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2003 and 2002, and for the end of the four quarterly reporting periods from July 1, 2002 through June 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial
       performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.
Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 88% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the
       Partnership manages its primary market risk exposures ?
constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships
       between different currencies and currency pairs.  Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2003, the Partnership?s major exposures were to the euro, Japanese yen, Australian dollar, British pound, Swiss franc, Canadian dollar, Norwegian krone and Swedish krona currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. At June 30, 2003 the Partnership had market exposure to the global interest rate complex. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially
       impact the Partnership?s profitability.  The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations ? e.g., Australia. Demeter anticipates that G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. At June 30, 2003, the Partnership had market exposure to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At June 30, 2003, the Partnership?s primary exposures were to the NASDAQ (U.S.), S&P 500 (U.S.), DAX (Germany), Dow Jones Industrial Average (U.S.) and Euro Stoxx 50 (Europe) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ?whipsawed? into numerous small losses.

Commodity.
       Energy.  At June 30, 2003, the Partnership?s energy
exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.	The Partnership's metals exposure at June 30, 2003
was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At June 30, 2003, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the live cattle, lean hogs and coffee markets. Supply and demand inequalities,
       severe weather disruptions and market expectations
affect price movements in these markets.




Qualitative Disclosures Regarding Non-Trading Risk Exposure The following was the only non-trading risk exposure of the Partnership at June 30, 2003:
Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2003 were in euros, Japanese yen, Australian dollars and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.	CONTROLS AND PROCEDURES
(a)	 As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.
       Through June 30, 2003, 34,409,364.231 Units were sold, leaving 9,590,635.769 Units unsold. The aggregate price of the Units sold through June 30, 2003 was $504,970,329.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as a part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.


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

10.03	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and John W. Henry & Co. is
incorporated by reference to Exhibit 10.03 of the
Partnership?s Form 10-K (File No. 0-26338) for fiscal
year ended December 31, 1998 filed on March 31, 1999.
10.03(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Demeter, and John W.
Henry & Company, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-
26338) filed with the Securities and Exchange Commission
on January 3, 2001.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership?s prospectus dated April 28, 2003, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1993 on May 7,
2003.
10.08	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Strategic L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, the escrow agent, is incorporated by
reference to Exhibit 10.08 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-68779)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.09	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s prospectus, dated April
28, 2003, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
10.10	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File 0-26338) filed with
the Securities and Exchange Commission on November 1,
2001.
10.11	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership?s Form 8-K
       (File No. 0-26338) filed with the Securities and
Exchange Commission on November 1, 2001.
10.12	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No.
0-26338) filed with the Securities and Exchange
Commission on November 1, 2001.
10.13	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000,
is incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-26338) filed with the
Securities and Exchange Commission on November 1, 2001.
10.14	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-26338)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13(a)-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 14, 2003       By:   /s/Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Director and Chief Financial Officer





The General Partner which signed the above is
          the only party authorized to act for the Registrant.
The Registrant has no principal executive officer,
        principal financial officer, controller, or principal accounting officer and has no Board of Directors.