Form 10-Q
period 2003-09-30
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2003-11-13
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2003


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2003
 		(Unaudited) and December 31, 2002	2

		Statements of Operations for the Quarters Ended
		September 30, 2003 and 2002 (Unaudited)	3

		Statements of Operations for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)	4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2003 and 2002 (Unaudited)	5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	12-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	23-36

Item 4.	Controls and Procedures	36


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 2.	Changes in Securities and Use of Proceeds	37-39

Item 5.	Other Information	39

Item 6.	Exhibits and Reports on Form 8-K	40-42



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  September 30,	     December 31,
                     2003      	        2002
	$	      $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	400,553,449 	310,115,973

	Net unrealized gain on open contracts (MS & Co.)	   11,229,297	27,172,226
	Net unrealized gain (loss) on open contracts (MSIL)	  2,423,894	    (3,069,013)

	Total net unrealized gain on open contracts	  13,653,191	   24,103,213

	     Total Trading Equity	414,206,640 	334,219,186

Subscriptions receivable	12,344,110 	7,108,790
Interest receivable (Morgan Stanley DW)	       255,617	       268,836

	     Total Assets	  426,806,367	 341,596,812

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued brokerage fees (Morgan Stanley DW)	2,624,824 	1,906,305
	Redemptions payable	2,485,412 	3,195,919
	Accrued management fees	      938,225	       672,962

	     Total Liabilities	   6,048,461	    5,775,186

Partners' Capital

	Limited Partners (21,853,154.672 and
	 18,038,726.045 Units, respectively)	416,121,448 	332,124,550
	General Partner (243,489.570 and
       200,799.812 Units, respectively) 	     4,636,458	     3,697,076

	     Total Partners' Capital	  420,757,906	 335,821,626

	     Total Liabilities and Partners' Capital	     426,806,367	 341,596,812


NET ASSET VALUE PER UNIT	           19.04	            18.41

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended September 30,

                                                                                                          2003   	   2002
                                                                                                             $		$
REVENUES
	Trading profit (loss):
		Realized	(49,880,650) 	77,382,624
		Net change in unrealized	   37,341,823 	    (5,415,290)
			(12,538,827)	71,967,334
	Proceeds from Litigation Settlement	                -       	        306,400

		   Total Trading Results 	 (12,538,827)	72,273,734

	Interest income (Morgan Stanley DW)	        754,021	     1,064,718

		   Total  	  (11,784,806)	   73,338,452


EXPENSES

	Brokerage fees (Morgan Stanley DW)	7,616,018 	5,532,443
	Management fees	   2,719,797	      1,931,572
	Incentive fees	                -       	   4,024,921

		   Total 	  10,335,815	     11,488,936


NET INCOME (LOSS)	  (22,120,621)	   61,849,516


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(21,885,256) 	61,173,937
	General Partner	 (235,365)	675,579


NET INCOME (LOSS) PER UNIT

	Limited Partners	 (1.04)	3.53
	General Partner	(1.04) 	3.53



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	      2003   	   2002
	$	$
REVENUES
	Trading profit (loss):
		Realized	50,983,883 	86,869,626
		Net change in unrealized	 (10,450,022)	   17,242,104
			40,533,861	104,111,730
	Proceeds from Litigation Settlement	          -        	        306,400

		   Total Trading Results 	 40,533,861	104,418,130

	Interest income (Morgan Stanley DW)	    2,507,731	     2,721,860

		   Total  	  43,041,592 	  107,139,990


EXPENSES

	Brokerage fees (Morgan Stanley DW)	21,939,109 	14,470,074
	Management fees	 7,793,740	5,273,280
	Incentive fees	   6,733,578 	     4,024,921

		   Total 	 36,466,427	   23,768,275


NET INCOME 	   6,575,165 	   83,371,715


NET INCOME ALLOCATION

	Limited Partners	6,475,783 	82,461,489
	General Partner	 99,382	910,226


NET INCOME PER UNIT

	Limited Partners                 0.63                            4.76
	General Partner                0.63                            4.76


	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2001	17,280,496.201	255,122,417	2,851,705	257,974,122

Offering of Units	2,383,260.283	37,813,837                    - 		37,813,837

Net Income                                                          -      	   	82,461,489	910,226	83,371,715

Redemptions	  (1,944,656.321)	  (30,205,913)	              -     	 (30,205,913)

Partners' Capital,
   September 30, 2002	 17,719,100.163	 345,191,830	 3,761,931	 348,953,761





Partners' Capital,
   December 31, 2002	 18,239,525.857	332,124,550	3,697,076	335,821,626

Offering of Units	5,558,175.841	112,255,062             840,000	113,095,062

Net Income                                                            -		6,475,783	99,382	6,575,165

Redemptions	   (1,701,057.456)	  (34,733,947)	                 -      	   (34,733,947)

Partners' Capital,
   September 30, 2003	   22,096,644.242		  416,121,448	 4,636,458 	 420,757,906









The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	       For the Nine Months Ended September 30,

	      2003     	      2002
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	6,575,165	83,371,715
Noncash item included in net income:
		Net change in unrealized	10,450,022	(17,242,104)

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	13,219	(52,034)

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	718,519	452,975
		Accrued management fees	  265,263              	         103,228
		Accrued incentive fees	              -     	   3,528,264

Net cash provided by operating activities	 18,022,188	    70,162,044


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	113,095,062	37,813,837
Increase in subscriptions receivable	(5,235,320)	(1,726,260)
Increase (decrease) in redemptions payable	(710,507)	896,954
Redemptions of Units	  (34,733,947)	  (30,205,913)

Net cash provided by financing activities	  72,415,288	     6,778,618

Net increase in cash	90,437,476	76,940,662

Balance at beginning of period	 310,115,973	  246,172,354

Balance at end of period	   400,553,449	  323,113,016





	The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Technical L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2002 Annual Report on Form 10-K.

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

Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company, Inc., Chesapeake Capital Corporation, and John W. Henry & Company, Inc. (individually, a "Trading Advisor", or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills.  The Partnership pays brokerage fees to Morgan
Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                 Net Unrealized Gains (Losses)
    on Open Contracts			Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Sep. 30, 2003	     (64,270)  13,717,461	13,653,191	Sep. 2004	Dec. 2003
Dec. 31, 2002	  16,269,250	    7,833,963	24,103,213	Dec. 2003	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL,
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $400,489,179 and $326,385,223 at September 30, 2003 and December
31, 2002, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, and no expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations
       of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading losses, net of interest income, of $11,784,806 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.0% were incurred in the global interest rate markets during July from long positions in European and U.S. interest rate futures as prices declined amid rising interest rates, a rally in global equity prices and renewed hope for a U.S. economic recovery. Additional losses of approximately 2.4% in the currency markets resulted from long positions in the Australian dollar and British pound versus the U.S. dollar as the value of the U.S. dollar strengthened during July amid rising expectations for a U.S. economic recovery, negative economic data out of Australia and the U.K., and narrowing interest rate differentials. Losses also were incurred from short positions in the Swiss franc and euro versus the U.S. dollar as the dollar's value reversed sharply lower during September pressured by the release of disappointing U.S. economic reports and concerns that Tokyo officials appeared to be less likely to intervene and buy U.S. dollars ahead of the Group of Seven meeting. In the energy markets, losses of approximately 1.3% resulted from futures positions in crude oil and heating oil as prices trailed lower throughout the majority of the month and then unexpectedly reversed higher after OPEC announced that it would move to reduce output by limiting production in an effort to stem declining oil prices. A portion of the Partnership's overall losses for the third quarter was
       offset by gains of approximately 2.3% in the global stock index markets from long positions in Japanese stock index futures as Japanese equity prices drew strength from robust Japanese economic data and increased foreign investment. Additional gains were supplied during July by long positions in U.S. stock index futures and August as positive investor sentiment and tangible signs of a U.S. economic recovery buoyed prices. Gains of approximately 1.5% in the metals markets also reduced a portion of the Partnership's overall losses for the quarter as long futures positions in copper, nickel and aluminum profited during July from rising prices spurred by renewed optimism concerning a U.S. economic recovery, technically-based buying and increased Chinese demand. Additional gains were provided during September by long gold futures positions as speculative buying and a weaker U.S. dollar buoyed prices later in the month. Total expenses for the three months ended September 30, 2003 were $10,335,815, resulting in a net loss of $22,120,621. The net asset value of a Unit decreased from $20.08 at June 30, 2003 to $19.04 at September 30, 2003.

For the nine months ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $43,041,592 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.3% in the currency markets were supplied primarily during January by long positions in the euro as its value rose versus the U.S. dollar amid renewed fears of a military conflict with Iraq, increased tensions with
       North Korea, and weak U.S. economic data.  During May, additional gains were recorded as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests and investor preference for non-U.S. dollar assets. Gains were also recorded during April from long positions in the Australian dollar versus the U.S. dollar as the Australian currency strengthened in response to continued weakness in the U.S. dollar and significant interest rate differentials between the two countries.
Additional gains of approximately 3.2% in the global stock index markets incurred from long positions in Japanese stock index futures during July and August as prices trended higher in response to increased investor demand triggered by record low Japanese government bond yields and robust Japanese economic data. Gains were recorded during July and August from long positions in U.S. stock index futures as prices were buoyed by a rise in investor sentiment and tangible signs of a U.S. economic recovery. In the global interest rate markets, gains of approximately 3.0% were recorded primarily during January and February from positions in U.S. interest rate futures as prices first declined amid a temporary increase in U.S. manufacturing activity and then increased as investors continued to seek the security of fixed income investments in response to prolonged uncertainty in global equity markets. Additional gains were recorded from long positions in European and U.S. interest rate futures as strong demand from investors sent prices higher during
       February, and again during May, as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Short positions in Japanese interest rate futures yielded gains during August as prices trended lower amid an improved economic outlook for Japan and a sell-off in Japanese fixed income markets after investors repositioned capital into Japanese equities. Gains of approximately 2.4% were recorded in the energy markets primarily during January and February from long positions in natural gas futures as prices increased in response to prolonged frigid temperatures in the northeastern and midwestern United States and fears that extremely cold weather could further deplete already diminished supplies. A portion of the Partnership's gains for the first nine months of the year was offset by losses of approximately 2.7% in the agricultural markets, primarily during June, as short futures positions in cotton suffered losses due to an increase in prices spurred by supply concerns. Short coffee futures positions resulted in losses as prices reversed higher in early September due to supply fears prompted by reduced estimates for world coffee production. In the metals markets, losses of approximately 1.1% stemmed from long positions in aluminum and zinc futures as prices fell amid muted industrial demand during March, and again during June, as prices declined in response to technically-based selling and anticipation of the U.S. Federal Reserve's interest rate cut. Further losses in this sector were provided by long silver futures positions as precious metal prices moved lower amid fears
       of slower global growth due to rising oil prices and
weaker U.S. consumer sentiment. Total expenses for the nine months ended September 30, 2003 were $36,466,427, resulting in net income of $6,575,165. The net asset value of a Unit increased from $18.41 at December 31, 2002 to $19.04 at September 30, 2003.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Parntership recorded total trading revenues, including interest income, of $73,338,452 and posted an increase in net asset value per Unit. The most significant gains of approximately 19.3% were recorded in the interest rate futures markets throughout a majority of the quarter from long positions in European and U.S. interest rate futures, as prices rose due to multiple negative economic indicators that pointed to further difficulties in the global economy. Additional gains of approximately 7.5% were recorded in the global stock index futures markets from short positions in European and U.S. stock index futures as prices trended lower during much of the quarter amid suspicions regarding corporate accounting practices and skepticism regarding a global economic recovery. Gains of approximately 2.1% were supplied by long positions in crude oil futures and its related products, predominantly during September, as prices pushed higher on looming concerns regarding the possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 4.0% in the currency markets
       from long positions in most major currencies, particularly the Australian dollar, Canadian dollar, and Japanese yen, as the value of these currencies moved lower relative to the U.S. dollar throughout the quarter due to a decline in gold prices and repatriation activity by U.S. companies. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $306,400 as of August 30, 2002. Total expenses for the three months ended September 30, 2002 were $11,488,936, resulting in net income of $61,849,516.
The net asset value of a Unit increased from $16.16 at June 30, 2002 to $19.69 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $107,139,990 and posted an increase in net asset value per Unit. The most significant gains of approximately 19.0% were recorded in the interest rate futures markets between May and September from previously established long positions in European, Japanese, and U.S. interest rate futures, as investors sought a safe haven from falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 10.3% were recorded in the currency markets from long positions in most major currencies, mainly the euro, Swiss franc, and Australian dollar as their values climbed relative to the U.S. dollar during the second quarter prompted by a lack of
       confidence in the strength of the domestic economic
recovery. Short positions in European and U.S. stock index futures contributed gains of approximately 6.7%, primarily from May to September, as prices trended lower due to continued global economic and political uncertainty. Additional gains of approximately 2.6% were mainly contributed from long positions in crude oil futures and its related products during March and September as prices increased due to tensions in the Middle East. Elsewhere in the energy markets, gains were recorded during September from long positions in natural gas futures as prices trended higher due to a disruption of output in the Gulf of Mexico caused by Hurricane Isidore. A portion of the Partnership's overall gains was offset by losses of approximately 1.5% in the metals markets, primarily during June, from long positions in gold futures as prices weakend due to an easing of tensions between India and Pakistan. During January, short gold futures positions resulted in losses as prices trended higher, reacting to an increase in demand. Elsewhere in the metals markets, copper futures prices weakened in early April amid increasing tensions in the Middle East, growing inventory levels, and weakening demand, which resulted in losses from previously established long positions. Total expenses for the nine months ended September 30, 2002 were $23,768,275, resulting in net income of $83,371,715. The net asset value of a Unit increased from $14.93 at December 31, 2001 to $19.69 at September 30, 2002.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK


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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to
       increase or decrease the market risk associated with the
Partnership.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-
       traded futures, forwards, and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses for a portfolio are estimated to exceed the VaR only one day in 100.
VaR typically does not represent the worst case outcome.

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

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At September 30, 2003 and 2002, the Partnership's total capitalization was approximately $421 million and $349 million, respectively.

Primary Market	    September 30, 2003	September 30, 2002
Risk Category	    Value at Risk	Value at Risk

Equity					(1.97)%				(0.59)%
Currency					(1.88)				(0.85)
Interest Rate				(0.96)				(1.78)
Commodity					(1.13)				(1.19)
Aggregate Value at Risk		(3.44)%				(2.50)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures, forwards,
       and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.
The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category         High      Low      Average
Equity	(1.97)%	(0.24)%	(0.97)%

Currency	(2.14)	(0.61)	(1.55)

Interest Rate	(1.35)	(0.53)	(1.02)

Commodity	(1.46)	(0.39)	(1.05)

Aggregate Value at Risk	(3.44)%	(0.87)%	(2.45)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause
       the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2003 and 2002, and for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR
       should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 84% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
       The following qualitative disclosures regarding the
Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

       Equity.  At September 30, 2003, the primary market risk exposure of the Partnership was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2003, the Partnership's primary exposures were to the Euro Stoxx 50 (Europe), S&P 500 (U.S.), NASDAQ (U.S.), DAX (Germany) and FTSE (Great Britain) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at September 30, 2003 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2003, the Partnership's major exposures were to euro, Japanese yen, Australian dollar, British pound, Swiss franc, Canadian dollar, New Zealand dollar and Norwegian krone
       currency crosses, as well as to outright U.S. dollar
positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The third largest risk exposure of the Partnership at September 30, 2003 was to the global interest rate market, primarily spread across the U.S., European and Japanese sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by
       the Partnership may range from short to long-term
instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.


Commodity.
Energy. At September 30, 2003, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	The Partnership's metals exposure at September 30,
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

Soft Commodities and Agriculturals. At September 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to live cattle, cotton, coffee and sugar. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2003 were in Australian dollars, euros, Japanese yen, Norwegian krone and Swedish krona. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and monitoring
       the performance of the Trading Advisors daily.  In
addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES
(a)	 As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

The Partnership, Spectrum Strategic, and Spectrum Global Balanced collectively registered an additional 8,500,000 Units pursuant to other Registration Statement on Form S-1, which became
        1996 (SEC File Number 333-3222); such Units were
allocated as follows: the Partnership 5,000,000, Spectrum
Strategic 2,500,000, and Spectrum Global Balanced 1,000,000.

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

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.
       Through September 30, 2003, 36,306,869.410 Units were sold, leaving 7,693,130.590 Units unsold. The aggregate price of the Units sold through September 30, 2003 was $542,019,450.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as a part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.


       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's prospectus, dated April
28, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
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

10.03	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and John W. Henry & Co. is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 10-K (File No. 0-26338) for fiscal
year ended December 31, 1998 filed on March 31, 1999.
10.03(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Demeter, and John W.
Henry & Company, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-
26338) filed with the Securities and Exchange Commission
on January 3, 2001.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 28, 2003, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1993 on May 7,
2003.
10.08	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Strategic L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, as escrow agent, is incorporated by
reference to Exhibit 10.08 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68779)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.09	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
28, 2003, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
10.10	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File 0-26338) filed with
the Securities and Exchange Commission on November 1,
2001.
10.11	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership's Form 8-K
       (File No. 0-26338) filed with the Securities and
Exchange Commission on November 1, 2001.
10.12	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-26338) filed with the Securities and Exchange
Commission on November 1, 2001.
10.13	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000,
is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-26338) filed with the
Securities and Exchange Commission on November 1, 2001.
10.14	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26338)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 14, 2003     By:   /s/Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.















1475: