Form 10-K
period 2003-12-31
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2004-03-11
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2003 or

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check-mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant's most recently completed second fiscal quarter:
$409,938,741 at June 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2003

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

	Item  6. Selected Financial Data  . . . . . . . . . . . . . . . . .10

	Item  7.		Management's Discussion and Analysis of Financial
		         Condition and Results of Operations. . . . . . . . . . 11-24

	Item 7A. Quantitative and Qualitative Disclosures About
		         Market Risk . . . . . . . . . . . . . . . . . . . . . .25-38

	Item  8. Financial Statements and Supplementary Data. . . . . . . .39

	Item  9.	 Changes in and Disagreements with Accountants on
		         Accounting and Financial Disclosure. . . . . . . . . . . .39

	Item 9A. Controls and Procedures . . . . . . . . . .. . . . . . . .40

Part III.
	Item 10.		Directors and Executive Officers of the Registrant. .. 41-46

	Item 11.		Executive Compensation . . . . . . . . . . . . . . . . . .47

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . . .. . 47
	Item 13.		Certain Relationships and Related Transactions . . . . 47-48
	Item 14.		Principal Accounting Fees and Services . . . . . . . . 48-49
Part IV.

	Item 15.		Exhibits, Financial Statement Schedules, and
				Reports on Form 8-K. . . . . . . . . . . . . . . . . . 50-51


DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                  Part of Form l0-K


	Partnership's Prospectus dated
	April 28, 2003	         	I

	Partnership's Supplement to
	the Prospectus dated December 17,
	2003		   	I

	Annual Report to Morgan Stanley
	Spectrum Series Limited Partners
	for the year ended December 31,
	2003	      II, III and IV


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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company, Inc., Chesapeake Capital
       Corporation, and John W. Henry & Company, Inc.
(collectively, the "Trading Advisors").

Units of limited partnership interest ("Unit(s)") are sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The managing underwriter for the Partnership is Morgan Stanley DW.

The Partnership's net asset value per Unit at December 31, 2003 was $22.64, representing an increase of 23.0 percent from the net asset value per Unit of $18.41 on December 31, 2002. For a more detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options
       pursuant to trading instructions provided by the Trading
Advisors. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated April 28, 2003 (the "Prospectus"), and the Partnership's supplement to the Prospectus dated December 17, 2003 (the "Supplement"), incorporated by reference in this Form 10-K, set forth below.
	Facets of Business
	1.	Summary	1.	"Summary" (Pages 1-9 of
			 the Prospectus and Page
			 S-1 of the Supplement).

	2.	Futures, Options, and	2.	"The Futures, Options, and
		Forwards Markets		 Forwards Markets" (Pages
				 136-140 of the Prospectus).

	3.	Partnership's Trading	3.	"Use of Proceeds" (Pages
		Arrangements and		 26-28 of the Prospectus
		Policies		 and Page S-5 of the
 Supplement).  "The Trading
 Advisors" (Pages 70-116 of
 the Prospectus and Pages
 S-31 - S-52 of the
 Supplement).

	4.	Management of the Part-	4.	"The Trading Advisors -
	       nership		 The Management Agree-
				 ments" (Page 70 of the
				 Prospectus),  "The
				 General Partner" (Pages
				 64-69 of the Prospectus
				 and Pages S-29 - S-30 of
				 the Supplement), "The
	 Commodity Brokers"
  (Pages 119-120 of the
 Prospectus) and "The
 Limited Partnership
	 Agreements"(Pages 121-
	 123 of the Prospectus).

5.	Taxation of the Partner-	5. 	"Material Federal Income
		ship's Limited Partners		 Tax  Considerations" and
					"State and Local Income Tax
					 Aspects" (Pages 128-134 of
				 the Prospectus).

(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission ("SEC"). You may read and copy any document filed by the Partnership at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements and other information that issuers (including the Partnership) file electronically with the SEC. The SEC's website address is http://www.sec.gov.

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

(b) Holders. The number of holders of Units at December 31, 2003 was approximately 41,388.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on November 2, 1994. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.

(d) Securities Sold; Consideration. Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through December 31, 2003, 38,348,176.678 Units were sold, leaving 5,651,823.322 Units unsold. The aggregate price of the Units sold through December 31, 2003 was $585,879,790.

(e) Underwriter. The managing underwriter for the Partnership is Morgan Stanley DW.

(f) Use of Proceeds.   The Partnership initially registered
4,000,000 Units pursuant to a Registration Statement on Form S-
1, which became effective on September 15, 1994 (SEC File Number
33-80146).

The Partnership registered an additional 9,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on January 31, 1996 (SEC File Number 333-00494).

The Partnership registered an additional 5,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 30, 1996 (SEC File Number 333-3222).

The Partnership registered an additional 5,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on May 11, 1998 (SEC File Number 333-47831).

The Partnership registered an additional 10,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on January 21, 1999 (SEC File Number 333-68779).

       The Partnership registered an additional 1,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 30, 2002 (SEC File Number 333-84652). The Partnership registered an additional 10,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2003 (SEC File Number 333-104001).

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus and the Supplement included as part of the above referenced Registration Statements.
       <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)










	       		 	     For the Years Ended December 31,
                      2003          2002  	        2001            2000         1999

Revenues
(including interest)	142,093,478	  92,648,909     9,867,449      45,874,973	   9,446,385

Net Income (Loss)	 	 87,941,888	  60,775,435   (19,283,369)     18,278,201	 (20,740,163)

Net Income (Loss)
Per Unit (Limited
& General Partners) 	       4.23         3.48         (1.15)           1.17	       (1.21)

Total Assets 		550,066,920 	 341,596,812   262,442,204	273,695,028	 274,233,195

Total Limited Partners'
Capital		    	532,266,109	 332,124,550   255,122,417     265,060,579	 265,907,998

Net Asset Value Per
Unit 			  	      22.64 		 18.41	 	  14.93	      16.08	       14.91

       Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or
       within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. Illiquidity has not materially affected the Partnership's assets.

There are no known material trends, demands, commitments, events or uncertainties at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional Units in the future will affect the amount of funds
       available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations.
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the
       future.  Consequently, the results of operations of the
Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

The Partnership's results of operations are set forth in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees,
       incentive fees and brokerage fees expenses of the
Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded revenues including interest totaling $142,093,478 and expenses totaling $54,151,590, resulting in net income of $87,941,888 for the year ended December 31, 2003. The Partnership's net asset value per Unit increased from $18.41 at December 31, 2002 to $22.64 at December 31, 2003. Total redemptions and subscriptions for the year were $42,934,638 and $157,355,402, respectively, and the Partnership's ending capital was $538,184,278 at December 31, 2003, an increase of $202,362,652 from ending capital at December 31, 2002 of $335,821,626.

The most significant trading gains of approximately 22.8% in the currency markets were supplied from long positions in the euro as its value rose versus the U.S. dollar during January amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During May, additional gains were recorded as the value of the euro strengthened due to
       uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests and investor preference for non-U.S. dollar assets. Gains were also recorded during April by long positions in the Australian dollar versus the U.S. dollar as the Australian currency strengthened in response to continued weakness in the U.S. dollar and significant interest rate differentials between the two countries. The strongest gains in the currency sector were recorded during the fourth quarter, particularly during December, by long positions in a broad range of major and minor currencies versus the U.S. dollar. Profits accumulated as the U.S. dollar tumbled to a six-year low against the Australian and New Zealand dollars and a five-year low against the British pound. Additionally, the euro soared past the $1.20 mark, its highest level against the U.S. dollar since its introduction in January 1999. The U.S. dollar's weakness was caused by a variety of factors, including concerns regarding the growing U.S. current trade account and budget deficits, the Federal Reserve's policy of maintaining low interest rates, widening interest rate differentials relative to other countries, and renewed fears of global terrorism. Additional gains of approximately 10.3% in the global stock index markets were recorded from long positions in Japanese stock index futures during July and August as prices trended higher in response to increased investor demand triggered
       by record-low Japanese government bond yields and robust
Japanese economic data. Gains were also contributed during July and August by long positions in U.S. stock index futures as prices were buoyed by a rise in investor sentiment and tangible signs of a U.S. economic recovery. During the fourth quarter, additional gains were achieved on long European, U.S. and Asian equity index futures positions. The release of favorable economic data and an inflow of investor assets into equities helped boost prices. In the metals markets, gains of approximately 7.0% were recorded in the metals markets, primarily during the fourth quarter, from long futures positions in base and precious metals. Long futures positions in copper, nickel, and aluminum profited as industrial metals prices rallied in response to growing investor confidence in the global economy and increased demand, especially from China. Meanwhile, gold and silver climbed higher during December as investors sought a safe haven from the falling U.S. dollar and an increased risk of terrorism. A portion of the Partnership's gains for the year was offset by losses of approximately 3.0% in the agricultural markets. Short futures positions in coffee suffered losses as prices reversed higher in early September due to supply fears prompted by reduced estimates for world coffee production. Additional losses were experienced from long positions in lean hog futures during June as prices declined in response to a potential outbreak of Mad Cow Disease. During October, short futures
       positions in corn also incurred losses as prices reversed higher in response to news of decreased supply.

The Partnership recorded revenues including interest totaling $92,648,909 and expenses totaling $31,873,474, resulting in net income of $60,775,435 for the year ended December 31, 2002. The Partnership's net asset value per Unit increased from $14.93 at December 31, 2001 to $18.41 at December 31, 2002. Total redemptions and subscriptions for the year were $41,646,591 and $58,718,660, respectively, and the Partnership's ending capital was $335,821,626 at December 31, 2002, an increase of $77,847,504 from ending capital at December 31, 2001 of $257,974,122.

The most significant trading gains of approximately 17.1% were recorded in the global interest rate futures markets from long positions in Japanese, European, and U.S. interest rate futures as prices trended higher during the period from June through September, as well as in December, amid global economic uncertainty and falling equity prices. In the currency markets, gains of approximately 13.1% were recorded during the second quarter, as well as in December, from long positions in the euro versus the U.S. dollar as the value of the dollar weakened amid continued uncertainty regarding the U.S. economic recovery and heightened global political tensions. Additional gains of
       approximately 4.3% resulted from short positions in
European stock index futures as prices trended lower during June, July, and September amid skepticism regarding a global economic recovery. A portion of the Partnership's overall gains was offset by losses of approximately 2.3% recorded in the metals markets from long positions in copper futures as prices reversed lower during the second quarter amid growing inventory levels and weak industrial demand. Additional losses were recorded during October from short positions in copper futures as prices reversed higher amid renewed economic optimism. As of August 30, 2002, the Partnership received a settlement award payment from the Sumitomo Copper Litigation Settlement Administrator in the amount of $306,400.

The Partnership recorded revenues including interest totaling $9,867,449 and expenses totaling $29,150,818, resulting in a net loss of $19,283,369 for the year ended December 31, 2001. The Partnership's net asset value per Unit decreased from $16.08 at December 31, 2000 to $14.93 at December 31, 2001. Total redemptions and subscriptions for the year were $31,707,743 and $40,832,142, respectively, and the Partnership's ending capital was $257,974,122 at December 31, 2001, a decrease of $10,158,970 from ending capital at December 31, 2000 of $268,133,092.

       The most significant trading losses of approximately 7.0%
were recorded in the energy markets throughout the first nine months of the year from trading in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the agricultural markets, losses of approximately 1.6% were recorded primarily during July from previously established short corn futures positions as prices reversed higher on forecasts for hotter and drier weather in the U.S. midwest. A portion of the Partnership's overall losses was partially offset by gains of approximately 8.7% recorded in the global interest rate futures markets primarily during August, September, and October from previously established long positions in short and intermediate term U.S. interest rate futures as prices continued trending higher following interest rate cuts by the U.S. and European central banks and as investors sought a safe haven from the decline in stock prices. Additional gains were recorded throughout the majority of the first quarter from previously established long positions in Japanese government bond futures as prices continued moving higher on concerns regarding that country's economy. In the global stock index futures markets, profits of approximately 3.2% were recorded throughout a majority of the third quarter from previously established short positions in DAX and Nikkei
       Index futures as the trend in equity prices continued
sharply lower amid worries regarding global economic uncertainty.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2003 trading results, refer to the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures, forwards, and options in interest rates, stock indices, commodities, currencies, petroleum, precious metals and other commodity interests. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and
       if the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

In addition to the Trading Advisors' internal controls, the Trading Advisors must comply with the Partnership's trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisors and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisors to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should
       significantly reduce this credit risk. There is no
assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership's credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions and Demeter has installed a system which permits it to monitor the Partnership's potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership's margin liability thereon.

Second, the Partnership's trading policies limit the amount of its net assets that can be committed at any given time to futures
       contracts and require a minimum amount of diversification in the Partnership's trading, usually over several different products and exchanges. Historically, the Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership's credit exposure climbs above an acceptable level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

See "Financial Instruments" under "Notes to Financial Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

       Inflation has not been a major factor in the Partnership's operations.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it's influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

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

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities
Act of 1933 and Section 21E of the Securities Exchange Act of
1934).  All quantitative disclosures in this section are deemed to
       be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter
       uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

       The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2003 and 2002.
At December 31, 2003 and 2002, the Partnership's total capitalization was approximately $538 million and $336 million, respectively.

Primary Market       December 31, 2003	  December 31, 2002
Risk Category	  	    Value at Risk	     Value at Risk
Currency				 (2.48)%			  (2.14)%
Equity				 (1.66)  			  (0.24)
Interest Rate			 (1.16)  			  (1.24)
Commodity				 (1.45)  			  (1.46)
Aggregate Value at Risk	 (3.47)%			  (2.76)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading
       portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.
The table below supplements the December 31, 2003 VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2003 through December 31,
2003.

Primary Market Risk Category     High      Low      Average

Currency					  (2.48)%   (0.61)%   (1.64)%
Equity				       (1.97)	  (0.44)	  (1.33)
Interest Rate				  (1.35)	  (0.53)	  (1.00)
Commodity 				  (1.45)	  (0.39)	  (1.05)
Aggregate Value at Risk		  (3.47)%	  (0.87)%	  (2.63)%



Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions
       thus creates a "risk of ruin" not typically found in other investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an
       aggregate basis at December 31, 2003 and 2002, and for the four quarter-end reporting periods during calendar year 2003. VaR is not necessarily representative of the historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 73% as of December 31, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies
       of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at December 31, 2003 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2003, the Partnership's major exposures were to the euro, Japanese yen, Australian dollar, British pound, Swiss franc, Canadian dollar, New Zealand dollar, Hungarian forint, Czech koruna, and Norwegian kroner currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate
       that the risk profile of the Partnership's currency
sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The second largest market exposure of the Partnership at December 31, 2003 was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2003, the Partnership's primary exposures were to the Euro Stoxx 50 (Europe), DAX (Germany), S&P 500 (U.S.), NASDAQ (U.S.), and FTSE (Great Britain) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partnership at December 31, 2003 was to the global interest rate
       complex, primarily spread across the U.S., European,
Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At December 31, 2003, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in the energy markets result from geopolitical
       developments, particularly in the Middle East, as
well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.  The Partnership's metals exposure at December 31,
2003 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as aluminum, copper, nickel, and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Advisors, from time to time, take positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At December 31, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to coffee, lean hogs and cotton. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the
Partnership at December 31, 2003:
Foreign Currency Balances.	The Partnership's primary
foreign currency balances at December 31, 2003 were in euros, South African rand and Hong Kong dollars. The
Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter		    Revenues/         Net         Net Income/
Ended		       (Net Losses)    Income/(Loss) (Loss) Per Unit

2003
March 31 		$ 45,385,367	 $ 29,742,112		  $ 1.69
June 30	    	   9,441,031	   (1,046,326)		   (0.02)
September 30	 (11,784,806)	  (22,120,621)		   (1.04)
December 31	  99,051,886	   81,366,723		    3.60

Total			$142,093,478	 $ 87,941,888		  $ 4.23

2002
March 31 		$(14,298,661)	 $(20,650,030)		  $(1.19)
June 30	    	  48,100,199	   42,172,229		    2.42
September 30	  73,338,452	   61,849,516		    3.53
December 31	 (14,491,081)	  (22,596,280)		   (1.28)

Total			$ 92,648,909	 $ 60,775,435		  $ 3.48

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this annual
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Jeffrey A. Rothman, age 42, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for seventeen years. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 39 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Richard A. Beech, age 52, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He
       has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Futures, Forex & Metals. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Raymond A. Harris, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director and head of Client Solutions for Morgan Stanley Individual Investor Group. Mr. Harris joined Morgan Stanley in 1982 and served in financial and operational assignments for Dean Witter Reynolds. In 1994, he joined the Discover Financial Services division, leading restructuring and product development efforts. Mr. Harris became Chief Administrative Officer for Morgan Stanley Investment Management in 1999. In 2001, he was named head of Global Products and Services for Investment Management. Mr. Harris has an M.B.A. in Finance from the University of Chicago and a B.A. degree from Boston College.
       Frank Zafran, age 48, is a Director of Demeter and of
Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Douglas J. Ketterer, age 38, was named a Director of Demeter, and confirmed by the National Futures Association as a principal of Demeter on October 27, 2003. Mr. Ketterer is a Managing Director and head of the Investment Solutions Group, which is comprised of a number of departments which offer products and services through Morgan Stanley's Individual Investor Group (including Managed Futures, Alternative Investments, Insurance Services, Personal Trust, Corporate Services, and others). Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group
       at Morgan Stanley Dean Witter Advisors (now known as Morgan
Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University's Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany's School of Business.

Jeffrey S. Swartz, age 36, was named a Director of Demeter, and confirmed by the National Futures Association as a principal of Demeter on October 23, 2003. Mr. Swartz is a Managing Director and Director of the Mass Affluent Segment of Morgan Stanley's Individual Investor Group. Mr. Swartz began his career with Morgan Stanley in 1990, working as a Financial Advisor in Boston. He was appointed Sales Manager of the Boston office in 1994, and served in that role for two years. In 1996, he was named Branch Manager of the Cincinnati office. In 1999, Mr. Swartz was named Associate Director of the Midwest Region, which consisted of 10 states and approximately 90 offices. Mr. Swartz served in this capacity until October of 2001, when he was named Director of Investor Advisory Services ("IAS") Strategy and relocated to IAS headquarters in New York. In December of 2002, Mr. Swartz was promoted to Managing Director and Chief Operating Officer of IAS
       and has recently assumed the responsibility for managing the Mass Affluent Client Segment. Mr. Swartz received his degree in Business Administration from the University of New Hampshire.

Jeffrey D. Hahn, age 46, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also the Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. As such, the entire Board of Directors of Demeter serves as the audit committee. None of the
       directors are considered to be "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Board of Directors of Demeter has determined that Mr. Jeffrey D. Hahn is the audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance
The Partnership has no directors, executive officers or greater than 10 percent beneficial owners and none of the directors or executive officers of Demeter, the general partner of the Partnership, own Units of the Partnership. As such, no Forms 3,
4, or 5 have been filed.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley's website at www.morganstanley.com/ourcommitment/codeofcon duct.html.
       Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT
(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2003, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2003,
Demeter owned 261,434.166 Units of general partnership interest, representing a 1.10 percent interest in the Partnership.

(c)  Changes in Control - None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan
       Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $30,273,037 for the year ended
December 31, 2003.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Morgan Stanley DW, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Morgan Stanley DW through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2003.

(1) 	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership's financial statements and reviews of the financial statements included in the Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings for the years ended December 31, 2003 and 2002 were approximately $49,300 and $49,443, respectively.

(2)	Audit-Related Fees. There were no fees for assurance and
related services rendered by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002.

       (3)	Tax Fees.  The aggregate fees for tax compliance
services rendered by Deloitte & Touche LLP for the years ended
December 31, 2003 and 2002 were approximately $29,914 and $29,066, respectively.

(4) All Other Fees.  None.

As of the date of this Report, the Board of Directors of Demeter has not adopted pre-approval policies and procedures. As a result, all services provided by Deloitte & Touche LLP must be directly pre-approved by the Board of Directors of Demeter.


       PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K


(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to
Limited Partners for the year ended December 31, 2003, are
incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2003, 2002 and 2001.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2003 and 2002.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2003, 2002 and
2001.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2003 is not deemed to be filed with this report.

	2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)	Reports on Form 8-K
On March 10, 2004, the Partnership filed the Current Report on Form 8-K for the purpose of reporting, under Item 5, the Partnership having entered a management agreement with Winton Capital Management Limited, thereby adding Winton Capital Management Limited as a trading advisor to the Partnership.

(c)	Exhibits
Refer to Exhibit Index on Pages E-1 to E-4.



       SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					MORGAN STANLEY SPECTRUM TECHNICAL L.P.
					   (Registrant)

					BY: Demeter Management Corporation,
  					    General Partner


March 15, 2004			BY: /s/	Jeffrey A. Rothman
							Jeffrey A. Rothman,
							President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/ 	Jeffrey A. Rothman                    		March 15, 2004
	  	Jeffrey A. Rothman, President

    /s/ 	Douglas J. Ketterer                 		March 15, 2004
	 	Douglas J. Ketterer, Director

    /s/	Jeffrey S. Swartz	                 	March 15, 2004
	  	Jeffrey S. Swartz, Director

    /s/    Richard A. Beech                      		March 15, 2004
           Richard A. Beech, Director

    /s/    Raymond A. Harris   	             		March 15, 2004
           Raymond A. Harris, Director

    /s/    Frank Zafran		           		March 15, 2004
	    	Frank Zafran, Director

    /s/  	Jeffrey D. Hahn		                  	March 15, 2004
	    	Jeffrey D. Hahn, Chief
		Financial Officer






       EXHIBIT INDEX
ITEM
    3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership is incorporated by reference to Exhibit
A of the Partnership's Prospectus, dated April 28, 2003,
filed with the Securities and Exchange Commission pursuant
to Rule 424(b)(3) under the Securities Act of 1933 on
May 7, 2003.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File No.
33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999 (changing its name from
Dean Witter Spectrum Technical L.P.), is incorporated by
reference to Exhibit 3.03 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68779)
filed with the Securities and Exchange Commission on April
12, 1999.
   3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Technical L.P.),
is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-26338) filed with the
Securities and Exchange Commission on November 1, 2001.
  10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Campbell & Company, Inc. is incorporated by reference to Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-26338) for fiscal year ended December 31, 1998 filed on March 31, 1999.
  10.01(a)Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Demeter, and Campbell &
Company, Inc. is incorporated by reference to Exhibit 10.2 of the Partnership's Form 8-K (File No. 0-26338) filed with the Securities and Exchange Commission on January 3,
2001.

   10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Chesapeake Capital Corpor-
ation is incorporated by reference to Exhibit 10.02 of
the Partnership's Form 10-K (File No. 0-26338) for fiscal
year ended December 31, 1998 filed on March 31, 1999.
   10.03	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and John W. Henry & Co. is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 10-K (File No. 0-26338) for fiscal
year ended December 31, 1998 filed on March 31, 1999.
   10.03(a)Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Demeter, and John W.
Henry & Company, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-
26338) filed with the Securities and Exchange Commission
on January 3, 2001.
  10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 28, 2003 filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on May 7,
2003.
   10.08	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Strategic L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, the escrow agent, is incorporated by reference to Exhibit 10.08 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68779) filed with the Securities and Exchange Commission on November 2, 2001.

10.09	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to Exhibit C of the Partnership's Prospectus, dated April
28, 2003, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 7, 2003.
E-2

 10.10	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-26338) filed with the Securities and Exchange Commission on November
1, 2001.


   10.11	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-26338) filed with the Securities and Exchange
Commission on November 1, 2001.

10.12	Customer Agreement between the Partnership and MSIL, dated
as of May 1, 2000, is incorporated by reference to Exhibit
10.04 of the Partnership's Form 8-K (File No. 0-26338) filed with the Securities and Exchange Commission on November 1, 2001.

10.13	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-26338) filed with the
Securities and Exchange Commission on November 1, 2001.

10.14	Securities Account Control Agreement among the
Partnership, MS & Co. and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-26338) filed with the Securities and Exchange Commission on November 1,
2001.

    13.01	December 31, 2003 Annual Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
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

                                                                 Morgan Stanley
                                                                Spectrum Series

 December 31, 2003
 Annual Report


[LOGO] Morgan Stanley

MORGAN STANLEY SPECTRUM SERIES

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is not necessarily indicative of future results.

                                                                                                             INCEPTION-
                                                                                                              TO-DATE
                           1991    1992  1993   1994   1995 1996  1997 1998 1999    2000   2001   2002  2003   RETURN
FUND                        %       %     %      %      %    %     %    %    %       %      %      %     %       %
------------------------------------------------------------------------------------------------------------------------
Spectrum Currency.......    --      --    --     --     --   --    --   --   --     11.7   11.1   12.2  12.4   56.6
                                                                                  (6 mos.)
------------------------------------------------------------------------------------------------------------------------
Spectrum Global Balanced    --      --    --   (1.7)   22.8 (3.6) 18.2 16.4  0.8    0.9    (0.3) (10.1) 6.2    54.7
                                              (2 mos.)
------------------------------------------------------------------------------------------------------------------------
Spectrum Select.........   31.2   (14.4) 41.6  (5.1)   23.6  5.3  6.2  14.2 (7.6)   7.1     1.7   15.4  9.6    203.1
                         (5 mos.)
------------------------------------------------------------------------------------------------------------------------
Spectrum Strategic......    --      --    --    0.1    10.5 (3.5) 0.4  7.8  37.2   (33.1)  (0.6)  9.4   24.0   43.1
                                              (2 mos.)
------------------------------------------------------------------------------------------------------------------------
Spectrum Technical......    --      --    --   (2.2)   17.6 18.3  7.5  10.2 (7.5)   7.8    (7.2)  23.3  23.0   126.4
                                              (2 mos.)
------------------------------------------------------------------------------------------------------------------------

                          COMPOUND
                         ANNUALIZED
                           RETURN
FUND                         %
-----------------------------------
Spectrum Currency.......    13.7

-----------------------------------
Spectrum Global Balanced    4.9

-----------------------------------
Spectrum Select.........    9.3

-----------------------------------
Spectrum Strategic......    4.0

-----------------------------------
Spectrum Technical......    9.3

-----------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
(212) 310-6444

MORGAN STANLEY SPECTRUM SERIES
ANNUAL REPORT
2003

Dear Limited Partner:

  This marks the tenth annual report for Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P. and Morgan Stanley Spectrum Technical L.P., the thirteenth annual report for Morgan Stanley Spectrum Select L.P., and the fourth annual report for Morgan Stanley Spectrum Currency L.P. The Net Asset Value per Unit for each of the five Morgan Stanley Spectrum Funds ("Fund(s)") as of December 31, 2003 was as follows:

                                                    % CHANGE
                   FUNDS                    N.A.V.  FOR YEAR
                   -----------------------------------------
                   Spectrum Currency        $15.66   12.4%
                   -----------------------------------------
                   Spectrum Global Balanced $15.47    6.2%
                   -----------------------------------------
                   Spectrum Select          $30.31    9.6%
                   -----------------------------------------
                   Spectrum Strategic       $14.31   24.0%
                   -----------------------------------------
                   Spectrum Technical       $22.64   23.0%
                   -----------------------------------------

  Since their inception in November 1994, Spectrum Global Balanced has increased by 54.7% (a compound annualized return of 4.9%), Spectrum Strategic has increased by 43.1% (a compound annualized return of 4.0%), and Spectrum Technical has increased by 126.4% (a compound annualized return of 9.3%). Since its inception in August 1991, Spectrum Select has increased by 203.1% (a compound annualized return of 9.3%). Since its inception in July 2000, Spectrum Currency has increased by 56.6% (a compound annualized return of 13.7%).

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

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
Chairman and President
Demeter Management Corporation
General Partner for
Morgan Stanley Spectrum Currency L.P.
Morgan Stanley Spectrum Global Balanced L.P.
Morgan Stanley Spectrum Select L.P.
Morgan Stanley Spectrum Strategic L.P.
Morgan Stanley Spectrum Technical L.P.

SPECTRUM CURRENCY

                                     [CHART]

                                      Year ended
                                   December 31, 2003
                                   -----------------
Australian dollar                         8.68%
British pound                            -2.43%
Euro                                     12.03%
Japanese yen                              0.14%
Swiss franc                              -2.31%
Minor currencies                          4.76%


Note:Reflects trading results only and does not include fees or interest income. Minor currencies may include, but are not limited to, the South African rand, Thai baht, Greek drachma, Singapore dollar, Mexican peso, New Zealand dollar and Norwegian krone.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant gains were recorded from long positions in the euro versus the U.S. dollar as the dollar's value weakened throughout a majority of the year. Fears of a military conflict with Iraq, skepticism regarding the likelihood of a U.S. economic recovery and fears of a potential terrorist attack resulted in gains from long euro positions during January, April, and May. A confluence of factors during December including concerns regarding U.S. budget and trade deficits, a dip in consumer confidence, an outbreak of Mad Cow Disease in the U.S., and continued fears of a potential terrorist attack forced the U.S. dollar to retreat further and the euro to climb.
.. Additional gains resulted from long positions in the Australian dollar versus the U.S. dollar during April, May, and June and again during November and December as the Australian currency strengthened in response to continued weakness in the U.S. dollar, higher interest rates in Australia relative to those in the U.S. and higher gold prices.
.. Profits were also provided by long positions in the South African rand versus the U.S. dollar during April and December due to significant interest rate differentials between the two countries, economic concerns regarding U.S. budget and trade deficits and fears of a potential terrorist attack. Smaller profits were experienced from long positions in the New Zealand dollar versus the U.S. dollar primarily during November as the U.S. dollar's value tumbled to a six-year low versus the New Zealand currency.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
..  Losses were recorded by positions in the British pound versus the U.S.
   dollar as the value of the pound strengthened during April and May on expectations that the Bank of England would likely leave interest rates unchanged and upon the release of lower-than-expected unemployment data from Great Britain. During June, losses stemmed from positions in the pound versus the U.S. dollar as the pound's value increased early in the month, amid expectations that the Bank of England would likely leave interest rates unchanged, and then reversed lower, after the British Finance Minister released positive comments regarding the U.K.'s entry prospects into the European Union.
.. Additional losses resulted from short positions in the Swiss franc versus the U.S. dollar during September as the dollar's value declined amid concerns about the strength of the U.S. economy and the potential impact of a statement by the G-7 nations supporting "more flexible exchange rates." The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada.

SPECTRUM CURRENCY
(continued)

SPECTRUM GLOBAL BALANCED

                                     [CHART]

                                      Year ended
                                  December 31, 2003
                                  -----------------
Currencies                               0.41%
Interest Rates                           2.45%
Stock Indices                            7.05%
Energies                                 0.50%
Metals                                   1.07%
Agriculturals                           -1.19%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global stock index futures markets, gains were recorded by long positions in European and U.S. stock index futures. During the second quarter, global equity prices rallied in response to positive earnings announcements, the conclusion of the war in Iraq, and the prospect of lower interest rates. Additional gains were recorded from long positions in Japanese stock index futures during July and August as prices jumped higher in response to increased investor demand triggered by record-low Japanese government bond yields, robust Japanese economic data and gains in the U.S. equity markets. During the fourth quarter, further gains were provided by long European, U.S., and Asian equity index futures positions. The release of favorable economic data and an inflow of investor assets into equities spurred in part by strong U.S. manufacturing data and the strongest U.S. quarterly growth rate in twenty years helped boost global equity prices.
..  Additional gains were generated in the global interest rate markets. During
   February and May, long positions in European and U.S. interest rate futures profited as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve, lingering doubts concerning a global economic recovery, and investor preference for fixed income investments.

.. In the metals markets, smaller gains were experienced, primarily during October, by long futures positions in nickel and copper as industrial metals prices rallied in response to increased demand, especially from China, as well as to growing investor sentiment that the global economy was on the path to recovery.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were recorded in the agricultural sector. Corn futures positions incurred losses as the price of corn was lifted higher with wheat prices during January and then traded inconsistently during April and August amid supply and weather-related issues. Long positions in cotton and corn futures during November added to losses within in this sector as the prices of those commodities reversed lower.

SPECTRUM GLOBAL BALANCED
(continued)

SPECTRUM SELECT

                                     [CHART]

                                    Year ended
                                 December 31, 2003
                                 -----------------
Currencies                            12.15%
Interest Rates                        -1.10%
Stock Indices                          2.56%
Energies                              -0.83%
Metals                                 5.91%
Agriculturals                          1.71%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
..  The most significant gains were recorded in the currency markets. During
   January, long positions in the euro versus the U.S. dollar profited as the value of the European currency strengthened against the U.S. dollar amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During May, gains were supplied by long positions in the euro versus the U.S. dollar as the value of the euro strengthened amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar assets. Additional currency gains were recorded by long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency strengthened in response to continued weakness in the U.S. currency, rising gold prices and relatively high interest rates in Australia. During November and December, long positions in the euro, British pound, and Australian and New Zealand dollars versus the U.S. dollar generated additional gains. The U.S. dollar tumbled to a six-year low against the Australian and New Zealand dollar and a five-year low against the British pound. Additionally, the euro soared past the $1.20 mark, its highest level against the U.S. dollar since its introduction in January 1999. The U.S. dollar's weakness was caused by a variety of factors, including concerns regarding the growing U.S. current trade account and budget deficits, the Federal Reserve's policy of maintaining low interest rates, widening interest rate differentials relative to other countries, and renewed fears of global terrorism.
.. In the metals markets, gains were achieved primarily during the fourth quarter by long futures positions in copper and nickel. Industrial metals prices rallied during October in response to increased demand, especially from China, as well as to growing investor sentiment that the global economy was on the path to recovery. During December, copper and nickel prices rose to six and fourteen year highs respectively, benefiting from increased demand from China and the strengthening of the global economy.
.. Gains were also supplied by the global stock index markets. Long positions in Asian stock index futures returned gains during August as Asian equity prices drew strength from robust Japanese economic data and rising prices in the U.S. equity markets. Long U.S. equity index futures positions also profited after the release of favorable economic data during October, as well as in December.
.. In the agricultural markets, smaller gains resulted from long futures positions in soybeans and its related products during September as prices reacted positively in response to robust U.S. export sales data and smaller U.S. crop assessments. Then in October, long futures positions in cotton and soybeans generated gains as increased demand from China and tight market supplies lifted prices.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the global interest rate markets, losses were incurred primarily during the last four months of the year. The Fund experienced losses from short European futures positions. Prices reversed higher amid investor demand for safe haven investments following renewed volatility in global equity markets, continued geopolitical instability in the Middle East and comments from the U.S. Federal Reserve regarding the continuation of low U.S. interest rates.
.. Additional losses stemmed from the energy sector. Long positions in crude oil futures resulted in losses during March as prices reversed sharply lower amid market anticipation of a swift military victory for Coalition forces against Iraq. During September, losses were suffered from short positions in crude oil futures as prices unexpectedly reversed higher following OPEC's announcement for output reductions and curbs in production. During October, short crude oil positions experienced further losses as prices moved higher in response to supply fears spurred by Middle East tensions early in the month, as well as strike threats in Nigeria, one of the world's major oil producers.

SPECTRUM SELECT
(continued)

SPECTRUM STRATEGIC

                                     [CHART]

                                     Year ended
                                  December 31, 2003
                                  -----------------
Currencies                             11.06%
Interest Rates                          0.87%
Stock Indices                           5.50%
Energies                               -0.13%
Metals                                  8.35%
Agriculturals                           8.34%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant gains were recorded in the currency markets, primarily during September, from long euro positions against the U.S. dollar. The dollar's weakness was caused by concerns about the strength of the U.S. economy and the potential impact of a statement by the G-7 countries supporting "more flexible exchange rates." The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The G-7's statement was viewed as part of an effort by the Bush Administration to allow the dollar to weaken against its counterparts. The dollar tumbled during the month, falling to three-month lows against the euro. During May, long positions in the euro versus the U.S. dollar generated gains as the value of the euro strengthened amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar assets. Additional gains were recorded from long positions in the Australian dollar versus the U.S. dollar as its value strengthened during January, April, and May in response to continued weakness in the U.S. dollar, rising commodity prices and higher interest rates in Australia relative to those in the U.S.
.. Gains were also experienced in the metals markets from long futures positions in nickel, copper, and zinc. Base metals prices climbed higher during January following the release of positive U.S. manufacturing data and continued supply and demand concerns. Long futures positions in nickel and copper provided further gains in this sector as prices trended higher during July amid renewed optimism concerning a U.S. economic recovery and hopes for increased industrial production. During the fourth quarter, prices rallied during October in response to growing investor sentiment that the global economy was on the path to recovery and increased demand, especially from China. During December, nickel and copper prices rose to fourteen and six-year highs respectively, benefiting from increased demand from China and the strengthening of the global economy.
..  Additional profits were achieved in the agricultural markets. During
   January, long positions in sugar futures yielded gains as prices rose amid speculative buying ahead of the Brazilian harvest. Gains were also provided from long positions in cocoa futures during August as prices rallied amid short-covering, tight U.S. cocoa reserves and dry weather in the Ivory Coast, the world's top cocoa producer. Cocoa prices rallied again during the first two weeks of December in response to political developments in the Ivory Coast, thereby, generating profits for long cocoa positions. Meanwhile, long futures positions in cotton benefited as prices rallied to their highest level in seven years during December following an increase in export orders from China. Further gains in the agricultural sector stemmed from long futures positions in soybeans and cotton during April as increased demand from China and tight market supplies lifted prices. Rough rice futures positions profited during April as prices rose in response to the Iraqi war and the potential for increased Iraqi demand after the war.
.. In the global stock index markets, gains were contributed during May and June from long positions in U.S. and European stock index futures as prices moved higher amid increased optimism regarding the U.S. economic recovery and a rise in investor sentiment. Long positions in Japanese stock index futures also returned gains as Japanese equity markets tracked gains in global stock indices during September. During December, the Fund generated gains from long U.S. and European stock index futures positions as strong U.S. manufacturing data and the strongest U.S. quarterly growth rate in twenty years resulted in higher prices.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were incurred in the energy markets, primarily during May, from short positions in crude oil futures and its related products as prices moved higher amid supply concerns and renewed fears concerning security at Middle Eastern refining facilities. Long positions in natural gas futures experienced losses during June as prices reversed sharply lower following news of larger-than-expected U.S. reserves.

SPECTRUM STRATEGIC
(continued)

SPECTRUM TECHNICAL


                                     [CHART]

                                    Year ended
                                 December 31, 2003
                                 -----------------
Currencies                             22.78%
Interest Rates                         -0.93%
Stock Indices                          10.30%
Energies                                0.40%
Metals                                  6.97%
Agriculturals                          -2.99%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant gains were recorded in the currency markets. Long positions in the euro profited as its value rose versus the U.S. dollar during January amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During May, additional gains were recorded as the value of the euro strengthened due to uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests and investor preference for non-U.S. dollar assets. Gains were also recorded during April by long positions in the Australian dollar versus the U.S. dollar as the Australian currency strengthened in response to continued weakness in the U.S. dollar, rising commodity prices and significant interest rate differentials between the two countries. The strongest gains in the currency sector were recorded during the fourth quarter, particularly during December, by long positions in a broad range of major and minor currencies versus the U.S. dollar. Profits accumulated as the U.S. dollar tumbled to a six-year low against the Australian and New Zealand dollars and a five-year low against the British pound. Additionally, the euro soared past the $1.20 mark, its highest level against the U.S. dollar since its introduction in January 1999. The U.S. dollar's weakness was caused by a variety of factors, including concerns regarding the growing U.S. current trade account and budget deficits, the Federal Reserve's policy of maintaining low interest rates, widening interest rate differentials relative to other countries, and renewed fears of global terrorism.
.. Additional gains were recorded in the global stock index markets from long positions in Japanese stock index futures during July and August as prices trended higher in response to increased investor demand triggered by record-low Japanese government bond yields and robust Japanese economic data. Gains were also contributed during July and August by long positions in U.S. stock index futures as prices were buoyed by a rise in investor sentiment and tangible signs of a U.S. economic recovery. During the fourth quarter, additional gains were achieved on long European, U.S. and Asian equity index futures positions. The release of favorable economic data and an inflow of investor assets into equities helped boost prices.
.. In the metals markets, gains were produced, primarily during the fourth quarter, from long futures positions in base and precious metals. Long futures positions in copper, nickel, and aluminum profited as industrial metals prices rallied in response to growing investor confidence in the global economy and increased demand, especially from China. Meanwhile, gold and silver climbed higher during December as investors sought a safe haven from the falling U.S. dollar and an increased risk of terrorism.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses stemmed from the agricultural markets. Short futures positions in coffee suffered losses as prices reversed higher in early September due to supply fears prompted by reduced estimates for world coffee production. Additional losses were experienced from long positions in lean hog futures during June as prices declined in response to a potential outbreak of Mad Cow Disease. During October, short futures positions in corn also incurred losses as prices reversed higher in response to news of decreased supply.

SPECTRUM TECHNICAL
(continued)

MORGAN STANLEY SPECTRUM SERIES

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P. and Morgan Stanley Spectrum Technical L.P.:

  We have audited the accompanying statements of financial condition of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 2, 2004

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                      2003        2002
                                                                   ----------- ----------
                                                                       $           $
                                        ASSETS
Equity in futures interests trading accounts:
 Cash                                                              178,774,244 88,478,803
 Net unrealized gain on open contracts                               4,878,640  5,651,549
                                                                   ----------- ----------
   Total Trading Equity                                            183,652,884 94,130,352
Subscriptions receivable                                             8,709,868  4,178,758
Interest receivable (Morgan Stanley DW)                                101,889     70,210
                                                                   ----------- ----------
   Total Assets                                                    192,464,641 98,379,320
                                                                   =========== ==========

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Redemptions payable                                                  1,060,483  1,526,335
Accrued brokerage fees (Morgan Stanley DW)                             661,566    316,460
Accrued incentive fees                                                 399,035    239,482
Accrued management fees                                                287,637    137,591
                                                                   ----------- ----------
   Total Liabilities                                                 2,408,721  2,219,868
                                                                   ----------- ----------

PARTNERS' CAPITAL
Limited Partners (12,010,816.426 and 6,739,826.121 Units,
 respectively)                                                     188,042,673 93,891,619
General Partner (128,591.799 and 162,791.986 Units, respectively)    2,013,247  2,267,833
                                                                   ----------- ----------
   Total Partners' Capital                                         190,055,920 96,159,452
                                                                   ----------- ----------
   Total Liabilities and Partners' Capital                         192,464,641 98,379,320
                                                                   =========== ==========

NET ASSET VALUE PER UNIT                                                 15.66      13.93
                                                                   =========== ==========

STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                   2003        2002      2001
                                                                ----------  ---------- ---------
                                                                    $           $         $
REVENUES
Trading profit (loss):
 Realized                                                       27,952,154  12,877,202 3,998,924
 Net change in unrealized                                         (772,909)  2,473,166 2,622,814
                                                                ----------  ---------- ---------
   Total Trading Results                                        27,179,245  15,350,368 6,621,738
Interest income (Morgan Stanley DW)                              1,006,410     833,523   731,716
                                                                ----------  ---------- ---------
   Total                                                        28,185,655  16,183,891 7,353,454
                                                                ----------  ---------- ---------
EXPENSES
Brokerage fees (Morgan Stanley DW)                               6,109,327   3,077,048 1,297,698
Management fees                                                  2,656,229   1,337,848   564,216
Incentive fees                                                   2,623,290   1,485,875 1,155,201
                                                                ----------  ---------- ---------
   Total                                                        11,388,846   5,900,771 3,017,115
                                                                ----------  ---------- ---------
NET INCOME                                                      16,796,809  10,283,120 4,336,339
                                                                ==========  ========== =========
NET INCOME ALLOCATION:
Limited Partners                                                16,514,538  10,038,409 4,119,027
General Partner                                                    282,271     244,711   217,312

NET INCOME PER UNIT:
Limited Partners                                                      1.73        1.52      1.24
General Partner                                                       1.73        1.52      1.24

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     ----------------------
                                                        2003        2002
                                                     ----------  ----------
                                                         $           $
                                    ASSETS
   Equity in futures interests trading accounts:
     Cash                                            50,336,417  49,330,482

     Net unrealized gain on open contracts (MS&Co.)   1,845,313     758,782
     Net unrealized gain (loss) on open contracts
      (MSIL)                                            701,727     (12,849)
                                                     ----------  ----------
      Total net unrealized gain on open contracts     2,547,040     745,933
     Net option premiums                                (39,600)    712,573
                                                     ----------  ----------
      Total Trading Equity                           52,843,857  50,788,988
   Subscriptions receivable                           1,036,417     716,792
   Interest receivable (Morgan Stanley DW)               40,110      53,458
                                                     ----------  ----------
      Total Assets                                   53,920,384  51,559,238
                                                     ==========  ==========

                      LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES
   Redemptions payable                                1,033,040     896,775
   Accrued brokerage fees (Morgan Stanley DW)           194,891     202,109
   Accrued management fees                               52,960      54,922
                                                     ----------  ----------
      Total Liabilities                               1,280,891   1,153,806
                                                     ----------  ----------

   PARTNERS' CAPITAL
   Limited Partners (3,364,748.115 and
    3,419,596.378 Units, respectively)               52,064,431  49,814,229
   General Partner (37,164.331 and
    40,584.304 Units, respectively)                     575,062     591,203
                                                     ----------  ----------
      Total Partners' Capital                        52,639,493  50,405,432
                                                     ----------  ----------
      Total Liabilities and Partners' Capital        53,920,384  51,559,238
                                                     ==========  ==========

   NET ASSET VALUE PER UNIT                               15.47       14.57
                                                     ==========  ==========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------
                                            2003       2002        2001
                                          --------- ----------  ----------
                                             $          $           $
REVENUES
Trading profit (loss):
 Realized                                 3,711,981 (3,772,374)  3,618,628
 Net change in unrealized                 1,801,107     56,725  (2,628,436)
                                          --------- ----------  ----------
                                          5,513,088 (3,715,649)    990,192
Proceeds from Litigation Settlement          --        233,074      --
                                          --------- ----------  ----------
   Total Trading Results                  5,513,088 (3,482,575)    990,192
Interest income (Morgan Stanley DW)         525,817    916,179   2,160,076
                                          --------- ----------  ----------
   Total                                  6,038,905 (2,566,396)  3,150,268
                                          --------- ----------  ----------
EXPENSES
Brokerage fees (Morgan Stanley DW)        2,328,615  2,532,371   2,597,121
Management fees                             632,782    688,151     705,746
                                          --------- ----------  ----------
   Total                                  2,961,397  3,220,522   3,302,867
                                          --------- ----------  ----------
NET INCOME (LOSS)                         3,077,508 (5,786,918)   (152,599)
                                          ========= ==========  ==========
NET INCOME (LOSS) ALLOCATION:
Limited Partners                          3,043,649 (5,720,328)   (150,650)
General Partner                              33,859    (66,590)     (1,949)

NET INCOME (LOSS) PER UNIT:
Limited Partners                                .90      (1.64)       (.05)
General Partner                                 .90      (1.64)       (.05)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                    -----------------------
                                                       2003         2002
                                                    ----------- -----------
                                                        $            $
                                   ASSETS
   Equity in futures interests trading accounts:
     Cash                                           398,595,952 274,780,334
     Net unrealized gain on open contracts
      (MS&Co.)                                       25,504,948  20,865,525
     Net unrealized gain (loss) on open contracts
      (MSIL)                                         11,277,017  (2,967,507)
                                                    ----------- -----------
      Total net unrealized gain on open contracts    36,781,965  17,898,018
     Net option premiums                              1,232,488      --
                                                    ----------- -----------
      Total Trading Equity                          436,610,405 292,678,352
   Subscriptions receivable                          12,688,217   6,690,744
   Interest receivable (Morgan Stanley DW)              250,620     235,283
                                                    ----------- -----------
      Total Assets                                  449,549,242 299,604,379
                                                    =========== ===========
                      LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
   Redemptions payable                                2,405,123   1,876,403
   Accrued brokerage fees (Morgan Stanley DW)         2,401,080   1,662,321
   Accrued incentive fee                              2,227,005      --
   Accrued management fees                              993,550     687,856
                                                    ----------- -----------
      Total Liabilities                               8,026,758   4,226,580
                                                    ----------- -----------
   PARTNERS' CAPITAL
   Limited Partners (14,405,312.114 and
    10,567,690.403 Units, respectively)             436,666,633 292,226,000
   General Partner (160,190.965 and
    113,977.644 Units, respectively)                  4,855,851   3,151,799
                                                    ----------- -----------
      Total Partners' Capital                       441,522,484 295,377,799
                                                    ----------- -----------
      Total Liabilities and Partners' Capital       449,549,242 299,604,379
                                                    =========== ===========
   NET ASSET VALUE PER UNIT                               30.31       27.65
                                                    =========== ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                            2003       2002        2001
                                         ---------- ---------- -----------
                                             $          $           $
     REVENUES
     Trading profit (loss):
       Realized                          52,485,483 46,999,853  43,420,724
       Net change in unrealized          18,883,947 12,501,282 (20,155,561)
                                         ---------- ---------- -----------
                                         71,369,430 59,501,135  23,265,163
     Proceeds from Litigation Settlement     --      4,636,156      --
                                         ---------- ---------- -----------
        Total Trading Results            71,369,430 64,137,291  23,265,163
     Interest income (Morgan Stanley DW)  2,843,612  3,468,437   7,203,732
                                         ---------- ---------- -----------
        Total                            74,213,042 67,605,728  30,468,895
                                         ---------- ---------- -----------
     EXPENSES
     Brokerage fees (Morgan Stanley DW)  25,658,616 18,943,743  17,183,347
     Management fees                     10,617,352  7,838,786   7,110,346
     Incentive fees                       3,750,169     --       3,009,853
                                         ---------- ---------- -----------
        Total                            40,026,137 26,782,529  27,303,546
                                         ---------- ---------- -----------
     NET INCOME                          34,186,905 40,823,199   3,165,349
                                         ========== ========== ===========
     NET INCOME ALLOCATION:
     Limited Partners                    33,822,853 40,391,145   3,123,455
     General Partner                        364,052    432,054      41,894
     NET INCOME PER UNIT:
     Limited Partners                          2.66       3.69         .39
     General Partner                           2.66       3.69         .39

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     ----------------------
                                                        2003        2002
                                                     ----------- ----------
                                                         $           $
                                    ASSETS
   Equity in futures interests trading accounts:
     Cash                                            109,846,761 68,224,648
     Net unrealized gain on open contracts (MS&Co.)    5,847,799  7,430,755
     Net unrealized gain (loss) on open contracts
      (MSIL)                                           2,073,986   (499,611)
                                                     ----------- ----------
      Total net unrealized gain on open contracts      7,921,785  6,931,144
     Net option premiums                                 678,280    222,768
                                                     ----------- ----------
      Total Trading Equity                           118,446,826 75,378,560
   Subscriptions receivable                            5,143,178  1,654,471
   Interest receivable (Morgan Stanley DW)                66,591     61,778
                                                     ----------- ----------
      Total Assets                                   123,656,595 77,094,809
                                                     =========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES
   Accrued incentive fee                                 811,250     --
   Redemptions payable                                   655,871  1,115,549
   Accrued brokerage fees (Morgan Stanley DW)            650,049    431,596
   Accrued management fees                               268,986    178,592
                                                     ----------- ----------
      Total Liabilities                                2,386,156  1,725,737
                                                     ----------- ----------

   PARTNERS' CAPITAL
   Limited Partners (8,385,489.652 and
    6,454,424.204 Units, respectively)               119,976,992 74,487,934
   General Partner (90,402.219 and
    76,351.101 Units, respectively)                    1,293,447    881,138
                                                     ----------- ----------
      Total Partners' Capital                        121,270,439 75,369,072
                                                     ----------- ----------
      Total Liabilities and Partners' Capital        123,656,595 77,094,809
                                                     =========== ==========

   NET ASSET VALUE PER UNIT                                14.31      11.54
                                                     =========== ==========

STATEMENTS OF OPERATIONS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------
                                               2003       2002       2001
                                            ---------- ---------- ----------
                                                $          $          $
REVENUES
Trading profit:
 Realized                                   30,251,636 10,648,811  2,132,212
 Net change in unrealized                      990,641  2,439,378  2,505,634
                                            ---------- ---------- ----------
                                            31,242,277 13,088,189  4,637,846
Proceeds from Litigation Settlement             --         17,556     --
                                            ---------- ---------- ----------
   Total Trading Results                    31,242,277 13,105,745  4,637,846
Interest income (Morgan Stanley DW)            741,890    972,942  2,217,963
                                            ---------- ---------- ----------
   Total                                    31,984,167 14,078,687  6,855,809
                                            ---------- ---------- ----------
EXPENSES
Brokerage fees (Morgan Stanley DW)           6,611,238  5,304,486  5,152,756
Management fees                              2,735,685  2,194,958  2,183,596
Incentive fees                               2,123,832    264,827     --
                                            ---------- ---------- ----------
   Total                                    11,470,755  7,764,271  7,336,352
                                            ---------- ---------- ----------
NET INCOME (LOSS)                           20,513,412  6,314,416   (480,543)
                                            ========== ========== ==========
NET INCOME (LOSS) ALLOCATION:
Limited Partners                            20,281,103  6,238,448   (475,383)
General Partner                                232,309     75,968     (5,160)

NET INCOME (LOSS) PER UNIT:
Limited Partners                                  2.77        .99       (.06)
General Partner                                   2.77        .99       (.06)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                     -----------------------
                                                        2003         2002
                                                     ----------- -----------
                                                         $            $
                                    ASSETS
   Equity in futures interests trading accounts:
     Cash                                            483,512,056 310,115,973
     Net unrealized gain on open contracts (MS&Co.)   27,948,353  27,172,226
     Net unrealized gain (loss) on open contracts
      (MSIL)                                          18,485,857  (3,069,013)
                                                     ----------- -----------
      Total net unrealized gain on open contracts     46,434,210  24,103,213
     Net option premiums                               3,973,725      --
                                                     ----------- -----------
      Total Trading Equity                           533,919,991 334,219,186
   Subscriptions receivable                           15,855,119   7,108,790
   Interest receivable (Morgan Stanley DW)               291,810     268,836
                                                     ----------- -----------
      Total Assets                                   550,066,920 341,596,812
                                                     =========== ===========

                       LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES
   Accrued incentive fee                               4,924,640      --
   Accrued brokerage fees (Morgan Stanley DW)          2,947,775   1,906,305
   Redemptions payable                                 2,925,703   3,195,919
   Accrued management fees                             1,084,524     672,962
                                                     ----------- -----------
      Total Liabilities                               11,882,642   5,775,186
                                                     ----------- -----------

   PARTNERS' CAPITAL
   Limited Partners (23,512,770.158 and
    18,038,726.045 Units, respectively)              532,266,109 332,124,550
   General Partner (261,434.166 and
    200,799.812 Units, respectively)                   5,918,169   3,697,076
                                                     ----------- -----------
      Total Partners' Capital                        538,184,278 335,821,626
                                                     ----------- -----------
      Total Liabilities and Partners' Capital        550,066,920 341,596,812
                                                     =========== ===========

   NET ASSET VALUE PER UNIT                                22.64       18.41
                                                     =========== ===========

STATEMENTS OF OPERATIONS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                        ----------------------------------
                                           2003        2002        2001
                                        ----------- ---------- -----------
                                            $           $           $
    REVENUES
    Trading profit (loss):
      Realized                          116,446,374 76,058,451  30,115,483
      Net change in unrealized           22,330,997 12,597,598 (28,536,694)
                                        ----------- ---------- -----------
                                        138,777,371 88,656,049   1,578,789
    Proceeds from Litigation Settlement     --         306,400      --
                                        ----------- ---------- -----------
       Total Trading Results            138,777,371 88,962,449   1,578,789
    Interest income (Morgan Stanley DW)   3,316,107  3,686,460   8,288,660
                                        ----------- ---------- -----------
       Total                            142,093,478 92,648,909   9,867,449
                                        ----------- ---------- -----------
    EXPENSES
    Brokerage fees (Morgan Stanley DW)   30,273,037 20,470,797  19,556,056
    Incentive fees                       13,042,559  4,024,921   2,093,709
    Management fees                      10,835,994  7,377,756   7,501,053
                                        ----------- ---------- -----------
       Total                             54,151,590 31,873,474  29,150,818
                                        ----------- ---------- -----------
    NET INCOME (LOSS)                    87,941,888 60,775,435 (19,283,369)
                                        =========== ========== ===========
    NET INCOME (LOSS) ALLOCATION:
    Limited Partners                     86,960,795 60,110,064 (19,062,561)
    General Partner                         981,093    665,371    (220,808)

    NET INCOME (LOSS) PER UNIT:
    Limited Partners                           4.23       3.48       (1.15)
    General Partner                            4.23       3.48       (1.15)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                          UNITS OF
                         PARTNERSHIP     LIMITED      GENERAL
                          INTEREST       PARTNERS     PARTNER      TOTAL
                       --------------  -----------  ----------  -----------
                                            $            $           $
    Partners' Capital,
    December 31, 2000   1,406,451.233   13,988,414   1,718,818   15,707,232
    Offering of Units   2,572,156.095   28,921,302     277,000   29,198,302
    Net income               --          4,119,027     217,312    4,336,339
    Redemptions          (125,958.895)  (1,430,132)     --       (1,430,132)
                       --------------  -----------  ----------  -----------
    Partners' Capital,
    December 31, 2001   3,852,648.433   45,598,611   2,213,130   47,811,741
    Offering of Units   3,918,276.910   48,564,478     420,000   48,984,478
    Net income               --         10,038,409     244,711   10,283,120
    Redemptions          (868,307.236) (10,309,879)   (610,008) (10,919,887)
                       --------------  -----------  ----------  -----------
    Partners' Capital,
    December 31, 2002   6,902,618.107   93,891,619   2,267,833   96,159,452
    Offering of Units   6,157,215.998   89,883,376     790,000   90,673,376
    Net income               --         16,514,538     282,271   16,796,809
    Redemptions          (920,425.880) (12,246,860) (1,326,857) (13,573,717)
                       --------------  -----------  ----------  -----------
    Partners' Capital,
    December 31, 2003  12,139,408.225  188,042,673   2,013,247  190,055,920
                       ==============  ===========  ==========  ===========

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                           UNITS OF
                          PARTNERSHIP     LIMITED    GENERAL
                           INTEREST       PARTNERS   PARTNER     TOTAL
                         -------------  -----------  -------  -----------
                                             $          $          $
      Partners' Capital,
      December 31, 2000  3,437,465.006   55,220,008  659,742   55,879,750
      Offering of Units    640,074.598   10,254,342     --     10,254,342
      Net loss                 --          (150,650)  (1,949)    (152,599)
      Redemptions         (512,291.775)  (8,195,733)    --     (8,195,733)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2001  3,565,247.829   57,127,967  657,793   57,785,760
      Offering of Units    572,583.510    8,829,394     --      8,829,394
      Net loss                 --        (5,720,328) (66,590)  (5,786,918)
      Redemptions         (677,650.657) (10,422,804)    --    (10,422,804)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2002  3,460,180.682   49,814,229  591,203   50,405,432
      Offering of Units    690,016.887   10,491,897     --     10,491,897
      Net income               --         3,043,649   33,859    3,077,508
      Redemptions         (748,285.123) (11,285,344) (50,000) (11,335,344)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2003  3,401,912.446   52,064,431  575,062   52,639,493
                         =============  ===========  =======  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                           UNITS OF
                          PARTNERSHIP     LIMITED     GENERAL
                           INTEREST       PARTNERS    PARTNER     TOTAL
                        --------------  -----------  --------- -----------
                                             $           $          $
     Partners' Capital,
     December 31, 2000   9,363,087.227  218,182,118  2,547,851 220,729,969
     Offering of Units   1,676,778.529   41,261,535     --      41,261,535
     Net income               --          3,123,455     41,894   3,165,349
     Redemptions          (965,150.030) (23,745,268)    --     (23,745,268)
                        --------------  -----------  --------- -----------
     Partners' Capital,
     December 31, 2001  10,074,715.726  238,821,840  2,589,745 241,411,585
     Offering of Units   2,459,750.992   62,682,840    130,000  62,812,840
     Net income               --         40,391,145    432,054  40,823,199
     Redemptions        (1,852,798.671) (49,669,825)    --     (49,669,825)
                        --------------  -----------  --------- -----------
     Partners' Capital,
     December 31, 2002  10,681,668.047  292,226,000  3,151,799 295,377,799
     Offering of Units   4,942,610.490  141,160,704  1,340,000 142,500,704
     Net income               --         33,822,853    364,052  34,186,905
     Redemptions        (1,058,775.458) (30,542,924)    --     (30,542,924)
                        --------------  -----------  --------- -----------
     Partners' Capital,
     December 31, 2003  14,565,503.079  436,666,633  4,855,851 441,522,484
                        ==============  ===========  ========= ===========

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 2000   6,994,953.429   73,433,119    801,330   74,234,449
    Offering of Units     892,802.518    9,240,482      9,000    9,249,482
    Net loss                 --           (475,383)    (5,160)    (480,543)
    Redemptions        (1,362,078.833) (14,186,002)     --     (14,186,002)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2001   6,525,677.114   68,012,216    805,170   68,817,386
    Offering of Units   1,160,993.682   13,475,899      --      13,475,899
    Net income               --          6,238,448     75,968    6,314,416
    Redemptions        (1,155,895.491) (13,238,629)     --     (13,238,629)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2002   6,530,775.305   74,487,934    881,138   75,369,072
    Offering of Units   2,823,095.529   36,375,972    180,000   36,555,972
    Net income               --         20,281,103    232,309   20,513,412
    Redemptions          (877,978.963) (11,168,017)     --     (11,168,017)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2003   8,475,891.871  119,976,992  1,293,447  121,270,439
                       ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 2000  16,670,218.496  265,060,579  3,072,513  268,133,092
    Offering of Units   2,591,525.213   40,832,142      --      40,832,142
    Net loss                 --        (19,062,561)  (220,808) (19,283,369)
    Redemptions        (1,981,247.508) (31,707,743)     --     (31,707,743)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2001  17,280,496.201  255,122,417  2,851,705  257,974,122
    Offering of Units   3,538,032.569   58,538,660    180,000   58,718,660
    Net income               --         60,110,064    665,371   60,775,435
    Redemptions        (2,579,002.913) (41,646,591)     --     (41,646,591)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2002  18,239,525.857  332,124,550  3,697,076  335,821,626
    Offering of Units   7,617,427.705  156,115,402  1,240,000  157,355,402
    Net income               --         86,960,795    981,093   87,941,888
    Redemptions        (2,082,749.238) (42,934,638)     --     (42,934,638)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2003  23,774,204.324  532,266,109  5,918,169  538,184,278
                       ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF CASH FLOWS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                         ------------------------------------
                                             2003         2002        2001
                                         -----------  -----------  ----------
                                              $            $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income                                16,796,809   10,283,120   4,336,339
Noncash item included in net income:
  Net change in unrealized                   772,909   (2,473,166) (2,622,814)
(Increase) decrease in operating assets:
  Interest receivable
   (Morgan Stanley DW)                       (31,679)     (19,622)      4,876
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                       345,106      161,731      99,484
  Accrued incentive fees                     159,553     (673,773)    880,379
  Accrued management fees                    150,046       70,317      43,254
                                         -----------  -----------  ----------
Net cash provided by operating
 activities                               18,192,744    7,348,607   2,741,518
                                         -----------  -----------  ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                         90,673,376   48,984,478  29,198,302
(Increase) decrease in subscriptions
 receivable                               (4,531,110)  (1,536,641)    412,033
Increase (decrease) in redemptions
 payable                                    (465,852)   1,361,111  (2,072,127)
Redemptions of Units                     (13,573,717) (10,919,887) (1,430,132)
                                         -----------  -----------  ----------
Net cash provided by financing
 activities                               72,102,697   37,889,061  26,108,076
                                         -----------  -----------  ----------

Net increase in cash                      90,295,441   45,237,668  28,849,594

Balance at beginning of period            88,478,803   43,241,135  14,391,541
                                         -----------  -----------  ----------

Balance at end of period                 178,774,244   88,478,803  43,241,135
                                         ===========  ===========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                              2003         2002        2001
                                          -----------  -----------  ----------
                                               $            $           $
 CASH FLOWS FROM
  OPERATING ACTIVITIES
 Net income (loss)                          3,077,508   (5,786,918)   (152,599)
 Noncash item included in net
  income (loss):
   Net change in unrealized                (1,801,107)     (56,725)  2,628,436
 (Increase) decrease in operating assets:
   Net option premiums                        752,173     (712,573)    192,500
   Interest receivable
    (Morgan Stanley DW)                        13,348       40,360     191,236
 Increase (decrease) in operating
  liabilities:
   Accrued brokerage fees
    (Morgan Stanley DW)                        (7,218)     (17,837)     17,157
   Accrued management fees                     (1,962)      (4,846)      4,661
                                          -----------  -----------  ----------
 Net cash provided by (used for)
  operating activities                      2,032,742   (6,538,539)  2,881,391
                                          -----------  -----------  ----------

 CASH FLOWS FROM
  FINANCING ACTIVITIES
 Offering of Units                         10,491,897    8,829,394  10,254,342
 Increase in subscriptions receivable        (319,625)    (105,151)    (81,007)
 Increase in redemptions payable              136,265      171,491     122,794
 Redemptions of Units                     (11,335,344) (10,422,804) (8,195,733)
                                          -----------  -----------  ----------
 Net cash provided by (used for)
  financing activities                     (1,026,807)  (1,527,070)  2,100,396
                                          -----------  -----------  ----------

 Net increase (decrease) in cash            1,005,935   (8,065,609)  4,981,787

 Balance at beginning of period            49,330,482   57,396,091  52,414,304
                                          -----------  -----------  ----------

 Balance at end of period                  50,336,417   49,330,482  57,396,091
                                          ===========  ===========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2003         2002         2001
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income                            34,186,905   40,823,199    3,165,349
  Noncash item included in net
   income:
    Net change in unrealized           (18,883,947) (12,501,282)  20,155,561
  (Increase) decrease in
   operating assets:
    Net option premiums                 (1,232,488)     167,063     (167,063)
    Interest receivable
     (Morgan Stanley DW)                   (15,337)      70,073      584,598
  Increase in operating liabilities:
    Accrued brokerage fees
     (Morgan Stanley DW)                   738,759      221,961      208,881
    Accrued incentive fee                2,227,005           --           --
    Accrued management fees                305,694       91,845       86,434
                                       -----------  -----------  -----------
  Net cash provided by operating
   activities                           17,326,591   28,872,859   24,033,760
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Offering of Units                    142,500,704   62,812,840   41,261,535
  Increase in subscriptions receivable  (5,997,473)  (1,699,578)  (3,407,225)
  Increase (decrease) in
   redemptions payable                     528,720     (719,023)     484,897
  Redemptions of Units                 (30,542,924) (49,669,825) (23,745,268)
                                       -----------  -----------  -----------
  Net cash provided by financing
   activities                          106,489,027   10,724,414   14,593,939
                                       -----------  -----------  -----------

  Net increase in cash                 123,815,618   39,597,273   38,627,699

  Balance at beginning of period       274,780,334  235,183,061  196,555,362
                                       -----------  -----------  -----------

  Balance at end of period             398,595,952  274,780,334  235,183,061
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2003         2002         2001
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income (loss)                     20,513,412    6,314,416     (480,543)
  Noncash item included in net
   income (loss):
    Net change in unrealized              (990,641)  (2,439,378)  (2,505,634)
  (Increase) decrease in operating
   assets:
    Net option premiums                   (455,512)      65,784      (62,352)
    Interest receivable
     (Morgan Stanley DW)                    (4,813)      27,581      217,520
  Increase (decrease) in operating
   liabilities:
    Accrued incentive fees                 811,250       --         (289,687)
    Accrued brokerage fees
     (Morgan Stanley DW)                   218,453        7,354       14,950
    Accrued management fees                 90,394        3,043      (11,028)
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   operating activities                 20,182,543    3,978,800   (3,116,774)
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Offering of Units                     36,555,972   13,475,899    9,249,482
  Increase in subscriptions receivable  (3,488,707)  (1,002,535)    (189,876)
  Increase (decrease) in redemptions
   payable                                (459,678)    (956,549)     765,005
  Redemptions of Units                 (11,168,017) (13,238,629) (14,186,002)
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   financing activities                 21,439,570   (1,721,814)  (4,361,391)
                                       -----------  -----------  -----------

  Net increase (decrease) in cash       41,622,113    2,256,986   (7,478,165)

  Balance at beginning of period        68,224,648   65,967,662   73,445,827
                                       -----------  -----------  -----------

  Balance at end of period             109,846,761   68,224,648   65,967,662
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31,
                                     -------------------------------------
                                         2003         2002         2001
                                     -----------  -----------  -----------
                                          $            $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                     87,941,888   60,775,435  (19,283,369)
Noncash item included in net
 income (loss):
  Net change in unrealized           (22,330,997) (12,597,598)  28,536,694
(Increase) decrease in operating
 assets:
  Net option premiums                (3,973,725)       --           --
  Interest receivable
   (Morgan Stanley DW)                   (22,974)      49,837      744,371
Increase (decrease) in operating
 liabilities:
  Accrued incentive fees               4,924,640       --         (111,599)
  Accrued brokerage fees
   (Morgan Stanley DW)                 1,041,470      397,100       51,079
  Accrued management fees                411,562       91,431       21,704
                                     -----------  -----------  -----------
Net cash provided by operating
 activities                           67,991,864   48,716,205    9,958,880
                                     -----------  -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                    157,355,402   58,718,660   40,832,142
Increase in subscriptions receivable  (8,746,329)  (2,663,228)  (3,357,977)
Increase (decrease) in redemptions
 payable                                (270,216)     818,573   (1,055,038)
Redemptions of Units                 (42,934,638) (41,646,591) (31,707,743)
                                     -----------  -----------  -----------
Net cash provided by financing
 activities                          105,404,219   15,227,414    4,711,384
                                     -----------  -----------  -----------

Net increase in cash                 173,396,083   63,943,619   14,670,264

Balance at beginning of period       310,115,973  246,172,354  231,502,090
                                     -----------  -----------  -----------

Balance at end of period             483,512,056  310,115,973  246,172,354
                                     ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                        LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                            GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                          --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $190,055,920                      $              %              $               %
Foreign currency                                           5,023,184         2.64          (144,544)       (0.07)
                                                           ---------        -----        ----------        -----
  Grand Total:                                             5,023,184         2.64          (144,544)       (0.07)
                                                           =========        =====        ==========        =====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial
   Condition

2002 PARTNERSHIP NET ASSETS: $96,159,452
Foreign currency:
  Other                                                    4,758,215         4.95        (4,013,755)       (4.18)
  Euro/US dollar Mar. 03                                   4,860,786         5.05            --              --
                                                           ---------        -----        ----------        -----
  Grand Total:                                             9,619,001        10.00        (4,013,755)       (4.18)
                                                           =========        =====        ==========        =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial
   Condition


FUTURES AND FORWARD CONTRACTS:                          NET UNREALIZED GAIN/(LOSS) NOTIONAL AMOUNTS
------------------------------                          -------------------------- ----------------
2003 PARTNERSHIP NET ASSETS: $190,055,920                           $
Foreign currency                                                4,878,640           10,021,102,895
                                                                ---------
  Grand Total:                                                  4,878,640

  Unrealized Currency Gain/(Loss)                                  --
                                                                ---------
  Total Net Unrealized Gain per Statement of Financial
   Condition                                                    4,878,640
                                                                =========
2002 PARTNERSHIP NET ASSETS: $96,159,452
Foreign currency:
  Other                                                           744,460            9,742,575,176
  Euro/US dollar Mar. 03                                        4,860,786              143,425,000
                                                                ---------
  Grand Total:                                                  5,605,246

  Unrealized Currency Gain                                         46,303
                                                                ---------
  Total Net Unrealized Gain per Statement of Financial
   Condition                                                    5,651,549
                                                                =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $52,639,493                                 $              %              $               %
Foreign currency                                                       627,263         1.19         109,420           0.21
Interest rate                                                          216,798         0.41            --              --
Equity                                                                 936,933         1.78            --              --
Commodity                                                              689,471         1.31          (5,870)         (0.01)
                                                                     ---------        -----         -------          -----
  Grand Total:                                                       2,470,465         4.69         103,550           0.20
                                                                     =========        =====         =======          =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

2002 PARTNERSHIP NET ASSETS: $50,405,432
Foreign currency                                                       641,746         1.27         137,676           0.28
Interest rate                                                          806,083         1.60          (1,737)           --
Equity                                                                (812,665)       (1.61)           --              --
Commodity                                                              120,736         0.24          26,606           0.05
                                                                     ---------        -----         -------          -----
  Grand Total:                                                         755,900         1.50         162,545           0.33
                                                                     =========        =====         =======          =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


FUTURES AND FORWARD CONTRACTS:                                    NET UNREALIZED GAIN/(LOSS) # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    -------------------------- -------------------------------
2003 PARTNERSHIP NET ASSETS: $52,639,493                                      $
Foreign currency                                                            736,683                    15,130,291
Interest rate                                                               216,798                         1,053
Equity                                                                      936,933                           291
Commodity                                                                   683,601                           172
                                                                          ---------
  Grand Total:                                                            2,574,015

  Unrealized Currency Loss                                                  (26,975)
                                                                          ---------
  Total Net Unrealized Gain per Statement of Financial Condition          2,547,040
                                                                          =========
2002 PARTNERSHIP NET ASSETS: $50,405,432
Foreign currency                                                            779,422                     6,800,258
Interest rate                                                               804,346                         1,479
Equity                                                                     (812,665)                          477
Commodity                                                                   147,342                           425
                                                                          ---------
  Grand Total:                                                              918,445

  Unrealized Currency Loss                                                 (172,512)
                                                                          ---------
  Total Net Unrealized Gain per Statement of Financial Condition            745,933
                                                                          =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $441,522,484                                $              %              $               %
Foreign currency                                                    11,095,838         2.51           691,093         0.16
Commodity                                                           20,983,272         4.75          (175,989)       (0.04)
Interest rate                                                        1,338,070         0.31           (87,559)       (0.02)
Equity                                                               5,391,145         1.22            --              --
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      38,808,325         8.79           427,545         0.10
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

2002 PARTNERSHIP NET ASSETS: $295,377,799
Foreign currency                                                    16,008,784         5.42*       (5,655,235)       (1.91)
Interest rate                                                        9,770,731         3.31           (48,039)       (0.02)
Commodity                                                           (1,443,818)       (0.49)          371,055         0.13
Equity                                                                (194,728)       (0.07)          829,442         0.28
                                                                    ----------        -----        ----------         ----
  Grand Total:                                                      24,140,969         8.17        (4,502,777)       (1.52)
                                                                    ==========         ====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


FUTURES AND FORWARD CONTRACTS:                                    NET UNREALIZED GAIN/(LOSS) # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    -------------------------- -------------------------------
2003 PARTNERSHIP NET ASSETS: $441,522,484                                     $
Foreign currency                                                          11,786,931               14,607,137,889,667
Commodity                                                                 20,807,283                           11,866
Interest rate                                                              1,250,511                           11,094
Equity                                                                     5,391,145                            3,874
                                                                          ----------
  Grand Total:                                                            39,235,870

  Unrealized Currency Loss                                                (2,453,905)
                                                                          ----------
  Total Net Unrealized Gain per Statement of Financial Condition          36,781,965
                                                                          ==========
2002 PARTNERSHIP NET ASSETS: $295,377,799
Foreign currency                                                          10,353,549                   11,828,382,656
Interest rate                                                              9,722,692                           14,820
Commodity                                                                 (1,072,763)                           5,211
Equity                                                                       634,714                            1,202
                                                                          ----------
  Grand Total:                                                            19,638,192

  Unrealized Currency Loss                                                (1,740,174)
                                                                          ----------
  Total Net Unrealized Gain per Statement of Financial Condition          17,898,018
                                                                          ==========

* No single contract's value exceeds 5% of Net Assets.
  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $121,270,439                                $              %              $               %
Foreign currency                                                     1,149,874        0.95             13,175         0.01
Commodity                                                            6,059,248        5.00*        (1,198,617)       (0.99)
Interest rate                                                          207,192        0.17              8,576         0.01
Equity                                                               1,807,241        1.49             --              --
                                                                     ---------        ----         ----------        -----
  Grand Total:                                                       9,223,555        7.61         (1,176,866)       (0.97)
                                                                     =========        ====         ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

2002 PARTNERSHIP NET ASSETS: $75,369,072
Foreign currency                                                     2,362,577        3.13              3,680         0.01
Commodity                                                            3,548,205        4.71              4,379         0.01
Interest rate                                                        1,057,473        1.40             --              --
Equity                                                                  --             --             131,610         0.17
                                                                     ---------        ----         ----------        -----
  Grand Total:                                                       6,968,255        9.24            139,669         0.19
                                                                     =========        ====         ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


FUTURES AND FORWARD CONTRACTS:                                    NET UNREALIZED GAIN/(LOSS) # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    -------------------------- -------------------------------
2003 PARTNERSHIP NET ASSETS: $121,270,439                                     $
Foreign currency                                                          1,163,049                   2,274,600,195
Commodity                                                                 4,860,631                           9,826
Interest rate                                                               215,768                           1,476
Equity                                                                    1,807,241                           1,160
                                                                          ---------
  Grand Total:                                                            8,046,689

  Unrealized Currency Loss                                                 (124,904)
                                                                          ---------
  Total Net Unrealized Gain per Statement of Financial Condition          7,921,785
                                                                          =========
2002 PARTNERSHIP NET ASSETS: $75,369,072
Foreign currency                                                          2,366,257                   1,471,600,565
Commodity                                                                 3,552,584                          12,920
Interest rate                                                             1,057,473                           3,130
Equity                                                                      131,610                             172
                                                                          ---------
  Grand Total:                                                            7,107,924

  Unrealized Currency Loss                                                 (176,780)
                                                                          ---------
  Total Net Unrealized Gain per Statement of Financial Condition          6,931,144
                                                                          =========

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $538,184,278                                $              %              $               %
Foreign currency                                                    22,436,449         4.17        (1,729,369)       (0.32)
Interest rate                                                           53,129         0.01        (5,502,664)       (1.02)
Commodity                                                           23,626,420         4.39        (2,094,377)       (0.39)
Equity                                                              10,843,962         2.01        (2,020,472)       (0.37)
                                                                    ----------        -----       -----------        -----
  Grand Total:                                                      56,959,960        10.58       (11,346,882)       (2.10)
                                                                    ==========        =====       ===========        =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

2002 PARTNERSHIP NET ASSETS: $335,821,626
Foreign currency                                                    10,097,643         3.01           967,843         0.29
Commodity                                                            2,703,202         0.80         1,100,261         0.33
Interest rate                                                        9,047,725         2.69          (683,890)       (0.20)
Equity                                                                (486,130)       (0.14)          449,469         0.13
                                                                    ----------        -----       -----------        -----
  Grand Total:                                                      21,362,440         6.36         1,833,683         0.55
                                                                    ==========        =====       ===========        =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


FUTURES AND FORWARD CONTRACTS:                                    NET UNREALIZED  GAIN/(LOSS) # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    --------------------------  -------------------------------
2003 PARTNERSHIP NET ASSETS: $538,184,278                                      $
Foreign currency                                                          20,707,080                  15,752,105,748
Interest rate                                                             (5,449,535)                         18,105
Commodity                                                                 21,532,043                          15,966
Equity                                                                     8,823,490                           7,658
                                                                          ----------
  Grand Total:                                                            45,613,078

  Unrealized Currency Gain                                                   821,132
                                                                          ----------
  Total Net Unrealized Gain per Statement of Financial Condition          46,434,210
                                                                          ==========
2002 PARTNERSHIP NET ASSETS: $335,821,626
Foreign currency                                                          11,065,486                   3,317,707,667
Commodity                                                                  3,803,463                          11,280
Interest rate                                                              8,363,835                          10,261
Equity                                                                       (36,661)                            881
                                                                          ----------
  Grand Total:                                                            23,196,123

  Unrealized Currency Gain                                                   907,090
                                                                          ----------
  Total Net Unrealized Gain per Statement of Financial Condition          24,103,213
                                                                          ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION.   Morgan Stanley Spectrum Currency L.P. ("Spectrum Currency"),
Morgan Stanley Spectrum Global Balanced L.P. ("Spectrum Global Balanced"), Morgan Stanley Spectrum Select L.P. ("Spectrum Select"), Morgan Stanley
Spectrum Strategic L.P. ("Spectrum Strategic") and Morgan Stanley Spectrum Technical L.P. ("Spectrum Technical") (individually, a "Partnership," or collectively, the "Partnerships"), are limited partnerships organized to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests").
  The Partnerships' general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers for Spectrum Global Balanced, Spectrum Select, Spectrum Strategic and Spectrum Technical are
Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Spectrum Currency's clearing commodity broker is MS&Co. Demeter, Morgan Stanley DW, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley.
  On April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan
Stanley DW Inc.
  On November 1, 2001, the Partnerships were renamed Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P. and Morgan Stanley Spectrum Technical L.P.
  On June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


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

REVENUE RECOGNITION. Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays each Partnership interest income based upon 80% of the month's average daily "Net Assets" (as defined in the Limited Partnership Agreements) in the case of Spectrum Currency, Spectrum Select, Spectrum Strategic and Spectrum Technical, and on 100% in the case of Spectrum Global Balanced. The interest rate is equal to a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnerships on futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AICPA Executive Committee") issued Statement of Position 01-1 ("SOP 01-1") "Amendment to the Scope of Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships, to Include Commodity Pools". SOP 01-1 required commodity pools to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately, beginning in fiscal years ending after December 15, 2001.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  In December 2003, the AICPA Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose on the Schedule of Investments the number of contracts, the contracts' expiration dates and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract exceeds 5% of Net Assets, taking long and short positions into account separately. SOP 03-4 also requires ratios for expenses and net income/(losses) based on average net assets to be disclosed in Financial Highlights. SOP 03-4 is effective for fiscal years ending after December 15, 2003.


EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnerships' asset "Equity in futures interests trading accounts," reflected on the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL for Spectrum Global Balanced, Spectrum Select, Spectrum Strategic and Spectrum Technical, and Morgan Stanley DW and MS&Co. for Spectrum Currency, to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and/or MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and/or MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' statements of financial condition.
  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

same counterparty as allowable under the terms of their master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS.   The brokerage fees for
Spectrum Currency and Spectrum Global Balanced are accrued at a flat monthly rate of 1/12 of 4.6% (a 4.6% annual rate) of Net Assets as of the first day of each month.
  Brokerage fees for Spectrum Select, Spectrum Strategic and Spectrum Technical are accrued at a flat monthly rate of 1/12 of 7.25% (a 7.25% annual rate) of Net Assets as of the first day of each month.
  Such brokerage fees currently cover all brokerage commissions, transaction fees and costs, and ordinary administrative and continuing offering expenses.

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

LITIGATION SETTLEMENT.  On February 27, 2002, Spectrum Global Balanced,
Spectrum Select, Spectrum Strategic and Spectrum Technical received notification

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator and received payment of this settlement awards in the amount of $233,074, $4,636,156, $17,556 and $306,400, respectively, as of
August 30, 2002.

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Partnerships pay brokerage fees to Morgan Stanley DW as described in Note
1. Spectrum Global Balanced, Spectrum Select, Spectrum Strategic and Spectrum Technical's cash is on deposit with Morgan Stanley DW, MS&Co. and MSIL, and Spectrum Currency's cash is on deposit with Morgan Stanley DW and MS&Co., in futures interests trading accounts to meet margin requirements as needed.
Morgan Stanley DW pays interest on these funds as described in Note 1.

--------------------------------------------------------------------------------
3. TRADING ADVISORS
Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2003 were as follows:

Morgan Stanley Spectrum Currency L.P.
  John W. Henry & Company, Inc. ("JWH")
  Sunrise Capital Partners, LLC

Morgan Stanley Spectrum Global Balanced L.P.
  SSARIS Advisors, LLC ("SSARIS")

  Effective December 6, 2002, SSARIS replaced RXR, Inc. as a trading advisor to Spectrum Global Balanced.

Morgan Stanley Spectrum Select L.P.
  EMC Capital Management, Inc.
  Northfield Trading L.P.
  Rabar Market Research, Inc.
  Sunrise Capital Management, Inc.

  Effective May 1, 2001, Spectrum Select entered into a management agreement with Northfield Trading L.P. ("Northfield"), adding Northfield as its fourth trading advisor.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  Effective January 1, 2004, Spectrum Select entered into a management agreement with Graham Capital Management, L.P. ("Graham"), adding Graham as its fifth trading advisor.

Morgan Stanley Spectrum Strategic L.P.
  Allied Irish Capital Management, Ltd.
  Blenheim Capital Management, L.L.C. ("Blenheim")
  Eclipse Capital Management, Inc.

  Effective August 31, 2001, Blenheim Investments, Inc. changed its name to Blenheim Capital Management, L.L.C.

Morgan Stanley Spectrum Technical L.P.
  Campbell & Company, Inc. ("Campbell")
  Chesapeake Capital Corporation ("Chesapeake")
  John W. Henry & Company, Inc.

  Effective January 1, 2004, Spectrum Technical entered into a management agreement with Winton Capital Management Limited ("Winton"), adding Winton as its fourth trading advisor.

  Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The management fee for Spectrum Currency is accrued at the rate of 1/12 of 2% per month of Net Assets allocated to each trading advisor on the first day of each month (a 2% annual rate).
  The management fee for Spectrum Global Balanced is accrued at the rate of 5/48 of 1% per month of Net Assets allocated to its sole trading advisor on the first day of each month (a 1.25% annual rate).
  The management fee for Spectrum Select is accrued at the rate of 1/4 of 1% per month of Net Assets allocated to each trading advisor on the first day of each month (a 3% annual rate).
  The management fee for Spectrum Strategic is accrued at the rate of 1/12 of 3% per month of Net Assets allocated to each trading advisor on the first day of each month (a 3% annual rate). Prior to March 23, 2001, the management fee allocated to Blenheim was accrued at a rate of 1/12 of 4% per month of Net Assets as of the first day of each month (a 4% annual rate).

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  The management fee for Spectrum Technical is accrued at the rate of 1/12 of 2% per month of Net Assets allocated to JWH on the first day of each month, 1/12 of 3% per month of Net Assets allocated to Campbell on the first day of each month and 1/12 of 3% per month of Net Assets allocated to Chesapeake on the first day of each month (annual rates of 2%, 3% and 3% respectively). Prior to May 1, 2002, the management fee for Chesapeake was accrued at a rate of 1/12 of 4% per month of Net Assets on the first day of each month (a 4% annual rate).

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

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnerships trade futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to foreign currencies, financial instru-

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

ments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.
  The Partnerships' contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnerships account for their derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

(1) One or more underlying notional amounts or payment provisions;

(2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

(3) Terms require or permit net settlement.

  Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.
  The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

SPECTRUM CURRENCY

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2003    --     4,878,640 4,878,640    --     Mar. 2004
             2002    --     5,651,549 5,651,549    --     Mar. 2003

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


SPECTRUM GLOBAL BALANCED

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2003 2,472,718  74,322   2,547,040 Apr. 2004 Mar. 2004
             2002   717,293  28,640     745,933 Mar. 2003 Mar. 2003

SPECTRUM SELECT

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS        LONGEST MATURITIES
                 ------------------------------- -------------------
                              OFF-                           OFF-
                 EXCHANGE-  EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED     TRADED     TOTAL     TRADED    TRADED
            ---- ---------- --------- ---------- --------- ---------
                     $          $         $
            2003 31,690,225 5,091,740 36,781,965 Mar. 2005 Mar. 2004
            2002 12,359,670 5,538,348 17,898,018 Dec. 2003 Mar. 2003

SPECTRUM STRATEGIC

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2003 6,905,992 1,015,793 7,921,785 Jul. 2005 Mar. 2004
             2002 6,387,996   543,148 6,931,144 Jul. 2004 Mar. 2003

SPECTRUM TECHNICAL

                      NET UNREALIZED GAINS
                       ON OPEN CONTRACTS         LONGEST MATURITIES
                -------------------------------- -------------------
                             OFF-                            OFF-
                EXCHANGE-  EXCHANGE-             EXCHANGE- EXCHANGE-
           YEAR  TRADED     TRADED      TOTAL     TRADED    TRADED
           ---- ---------- ---------- ---------- --------- ---------
                    $          $          $
           2003 34,239,960 12,194,250 46,434,210 Dec. 2004 Mar. 2004
           2002 16,269,250  7,833,963 24,103,213 Dec. 2003 Mar. 2003

  The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.
  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co. and/or MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and/or MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2003 and 2002 respectively, $52,809,135 and $50,047,775 for Spectrum Global Balanced, $430,286,177 and $287,140,004 for Spectrum Select, $116,752,753 and
$74,612,644 for Spectrum Strategic and $517,752,016 and $326,385,223 for
Spectrum Technical. With respect to the Partnerships' off-exchange-traded forward currency contracts, there are no daily exchange-related settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS&Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

SPECTRUM CURRENCY

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2003:    $13.93
                                                      ------
                 NET OPERATING RESULTS:
                    Realized Profit                     2.92
                    Unrealized Loss                    (0.08)
                    Interest Income                     0.11
                    Expenses                           (1.22)
                                                      ------
                    Net Income                          1.73
                                                      ------
                 NET ASSET VALUE, DECEMBER 31, 2003:  $15.66
                                                      ======
                    Expense Ratio                       8.1%
                    Net Income Ratio                   11.9%

                 TOTAL RETURN 2003                     12.4%

                 INCEPTION-TO-DATE RETURN              56.6%

                 COMPOUND ANNUALIZED RETURN            13.7%

SPECTRUM GLOBAL BALANCED

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2003:    $14.57
                                                      ------
                 NET OPERATING RESULTS:
                    Realized Profit                     1.08
                    Unrealized Profit                   0.54
                    Interest Income                     0.16
                    Expenses                           (0.88)
                                                      ------
                    Net Income                          0.90
                                                      ------
                 NET ASSET VALUE, DECEMBER 31, 2003:  $15.47
                                                      ======
                    Expense Ratio                       5.8%
                    Net Income Ratio                    6.1%

                 TOTAL RETURN 2003                      6.2%

                 INCEPTION-TO-DATE RETURN              54.7%

                 COMPOUND ANNUALIZED RETURN             4.9%

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


SPECTRUM SELECT

                                                         PER UNIT:
                                                         ---------
NET ASSET VALUE, JANUARY 1, 2003:                         $ 27.65
                                                          -------
NET OPERATING RESULTS:
   Realized Profit                                           4.12
   Unrealized Profit                                         1.51
   Interest Income                                           0.23
   Expenses                                                 (3.20)
                                                          -------
   Net Income                                                2.66
                                                          -------
NET ASSET VALUE, DECEMBER 31, 2003:                       $ 30.31
                                                          =======
   Expense Ratio                                            10.9%
   Net Income Ratio                                          9.3%

TOTAL RETURN 2003                                            9.6%

INCEPTION-TO-DATE RETURN                                   203.1%

COMPOUND ANNUALIZED RETURN                                   9.3%

SPECTRUM STRATEGIC

                                                         PER UNIT:
                                                         ---------
NET ASSET VALUE, JANUARY 1, 2003:                         $11.54
                                                          ------
NET OPERATING RESULTS:
   Realized Profit                                          4.10
   Unrealized Profit                                        0.14
   Interest Income                                          0.10
   Expenses                                                (1.57)
                                                          ------
   Net Income                                               2.77
                                                          ------
NET ASSET VALUE, DECEMBER 31, 2003:                       $14.31
                                                          ======
   Expense Ratio                                           12.1%
   Net Income Ratio                                        21.6%

TOTAL RETURN 2003                                          24.0%

INCEPTION-TO-DATE RETURN                                   43.1%

COMPOUND ANNUALIZED RETURN                                  4.0%

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)


SPECTRUM TECHNICAL

                                                         PER UNIT:
                                                         ---------
NET ASSET VALUE, JANUARY 1, 2003:                         $ 18.41
                                                          -------
NET OPERATING RESULTS:
   Realized Profit                                           5.61
   Unrealized Profit                                         1.07
   Interest Income                                           0.16
   Expenses                                                 (2.61)
                                                          -------
   Net Income                                                4.23
                                                          -------
NET ASSET VALUE, DECEMBER 31, 2003:                       $ 22.64
                                                          =======
   Expense Ratio                                            12.5%
   Net Income Ratio                                         20.2%

TOTAL RETURN 2003                                           23.0%

INCEPTION-TO-DATE RETURN                                   126.4%

COMPOUND ANNUALIZED RETURN                                   9.3%

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