Form 10-Q
period 2004-03-31
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2004-05-07
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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


Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No     X
       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2004
 		(Unaudited) and December 31, 2003	2

		Statements of Operations for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)	3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2004 and 2003 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	11-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	19-31

Item 4.	Controls and Procedures	31-32


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Changes in Securities and Use of Proceeds	33-35

Item 5.	Other Information	35-36

Item 6.	Exhibits and Reports on Form 8-K	37-39



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
                  2004      	        2003
	$	      $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	615,508,510 	483,512,056

	Net unrealized gain on open contracts (MS & Co.)	   17,185,775	27,948,353
	Net unrealized gain on open contracts (MSIL)	    3,766,267	    18,485,857

	     Total net unrealized gain on open contracts	20,952,042	   46,434,210

   	Net option premiums 	                   -     	     3,973,725

	     Total Trading Equity	636,460,552 	533,919,991

Subscriptions receivable	35,759,293 	15,855,119
Interest receivable (Morgan Stanley DW)	          394,701	       291,810

	     Total Assets	   672,614,546	 550,066,920

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	5,618,168 	2,925,703
Accrued brokerage fees (Morgan Stanley DW)	3,968,027 	2,947,775
Accrued management fees	1,418,756	     1,084,524
Accrued incentive fees	          289,548	    4,924,640

	     Total Liabilities	     11,294,499	   11,882,642

Partners' Capital

Limited Partners (26,652,706.115  and
	 23,512,770.158 Units, respectively)	654,372,845 	532,266,109
General Partner (282,960.585 and
       261,434.166 Units, respectively) 	       6,947,202	     5,918,169

	     Total Partners' Capital	   661,320,047	 538,184,278

	     Total Liabilities and Partners' Capital	    672,614,546	 550,066,920
NET ASSET VALUE PER UNIT	               24.55	            22.64

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended March 31,

                                                                                                          2004   	   2003
                                                                                                             $		$
REVENUES
	Trading profit (loss):
		Realized	96,800,629 	76,796,542
		Net change in unrealized	   (25,482,168)	   (32,260,640)

		   Total Trading Results 	 71,318,461	44,535,902

	Interest income (Morgan Stanley DW)	      1,023,192	         849,465

		   Total  	    72,341,653	   45,385,367


EXPENSES
	Incentive fees	11,904,149	6,316,951
	Brokerage fees (Morgan Stanley DW)	 10,703,029	6,889,082
	Management fees	      3,832,057	      2,437,222

		   Total 	   26,439,235	     15,643,255


NET INCOME 	    45,902,418	    29,742,112


NET INCOME ALLOCATION

	Limited Partners	45,423,385	 29,403,842
	General Partner 	479,033	338,270


NET INCOME PER UNIT

	Limited Partners	1.91 	1.69
	General Partner	1.91 	1.69


	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2002	18,239,525.857	332,124,550	3,697,076	335,821,626

Offering of Units	1,841,508.990	38,175,513            270,000		38,445,513

Net Income                                                          -      	   	29,403,842	338,270	29,742,112

Redemptions	  (614,850.593)	  (12,805,237)	              -     	 (12,805,237)

Partners' Capital,
   March 31, 2003	 19,466,184.254	 386,898,668	 4,305,346	 391,204,014





Partners' Capital,
   December 31, 2003	 23,774,204.324	532,266,109	5,918,169	538,184,278

Offering of Units	3,746,037.328	91,070,108            550,000		91,620,108

Net Income                                                          -      	   	45,423,385	479,033	45,902,418

Redemptions	  (584,574.952)	  (14,386,757)	              -     	 (14,386,757)

Partners' Capital,
   March 31, 2004	 26,935,666.700	 654,372,845	 6,947,202	 661,320,047






The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	       For the Quarters Ended March 31,

	      2004     	      2003
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income 	45,902,418	29,742,112
Noncash item included in net income:
	Net change in unrealized	25,482,168	32,260,640

(Increase) decrease in operating assets:
	Net option premiums	3,973,725	-
	Interest receivable (Morgan Stanley DW)	(102,891)	(42,198)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	1,020,252	626,233
	Accrued management fees	               334,232	         224,895
	Accrued incentive fees	        (4,635,092)	                           -

Net cash provided by operating activities	   71,974,812	   62,811,682


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	91,620,108	38,445,513
Increase in subscriptions receivable	(19,904,174)	(8,982,886)
Increase in redemptions payable	2,692,465	2,301,577
Redemptions of Units	   (14,386,757)	  (12,805,237)

Net cash provided by financing activities	    60,021,642	    18,958,967

Net increase in cash	131,996,454	81,770,649

Balance at beginning of period	   483,512,056	  310,115,973

Balance at end of period	  615,508,510	  391,886,622

	The accompanying notes are an integral part of these financial statements.








       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Technical L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

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
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                 Net Unrealized Gains (Losses)
    on Open Contracts			Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Mar. 31, 2004  33,021,256	  (12,069,214)	20,952,042	Sep. 2005	Jun. 2004
Dec. 31, 2003	  34,239,960   12,194,250	46,434,210	Dec. 2004	Mar. 2004

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

settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $648,529,766 and $517,752,016 at March 31, 2004 and December 31,
2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
       from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of futures results.

       The Partnership's results of operations set forth in the financial statements on pages 2 through 10 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter Ended March 31, 2004
The Partnership recorded revenues including interest income totaling $72,341,653 and expenses totaling $26,439,235, resulting in net income of $45,902,418 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit increased from $22.64 at December 31, 2003 to $24.55 at March 31, 2004.

The most significant trading gains of approximately 6.3% were achieved in the global interest rate markets. Long positions in European and U.S. interest rate futures profited as global bond prices rallied during the quarter in response to weak economic data, reports from central banks, such as the European Central Bank and U.S. Federal Reserve, that highlighted a lack of inflation and safe haven buying following the terrorist attack in Madrid. Profits of approximately 2.8% were recorded in the metals markets throughout the quarter from long futures positions in base metals, such as copper, aluminum and zinc, and precious metals such as silver. Industrial metals prices trended higher during the quarter in response to greater demand from Asia driven by a declining U.S. dollar. Long futures positions in silver also benefited from a lower U.S. dollar value and contributed to sector gains. Additional gains of approximately 2.3% were established in the energy markets, primarily during February. Long futures positions in crude oil and its related products recorded gains as prices rallied in response to low market supply, falling inventory levels and a production-cut announcement from OPEC. Gains of approximately 1.0% were
       generated in the currency markets during January and
February from long positions in the British pound versus the U.S. dollar. During January, the British pound advanced as the dollar sold off due to imbalanced U.S. current-account deficits, interest rate differentials between the U.S. and most other major economies and concerns for potential terrorist attacks against U.S. interests. During February, the British pound continued to benefit amid an increase in U.K. interest rates. Long euro cross-rate positions also supplied gains during the quarter. Smaller gains of approximately 0.3% in the agricultural markets resulted from long futures positions in corn, soybeans, and soybean-related products as prices for these commodities drew strength from increased exports abroad and greater demand from Asia. Finally, the global stock index markets generated gains of approximately 0.2% obtained largely during February. Long positions in Asian stock index futures profited as Asian equity prices finished higher due to continued optimism regarding an economic recovery in Japan.


For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income totaling $45,385,367 and expenses totaling $15,643,255, resulting in net income of $29,742,112 for the quarter ended March 31, 2003. The Partnership's net asset value per Unit increased from $18.41 at December 31, 2002 to $20.10 at March 31, 2003.

       The most significant trading gains of approximately 5.1%
were recorded in the currency markets from long positions in the euro versus the U.S. dollar as its value strengthened amid fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Additional gains of approximately 4.2% were recorded in the energy markets during January and February from long positions in natural gas futures as prices increased during January and February in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains were provided from long positions in crude oil futures as prices trended higher during January and February amid fears that a potential military conflict with Iraq could curb market supply. Gains of approximately 4.0% were recorded in the global interest rate markets from long positions in U.S., European, and Japanese interest rate futures during January and February as prices trended higher as investors continued to seek the safe haven of fixed income investments in response to prolonged uncertainty in the global equity markets. Gains of approximately 1.5% were recorded in the global stock index markets, primarily during January, from short positions in European stock indices as prices were pressured lower amid higher energy prices, fears of a military conflict with Iraq, and strong investor demand for fixed income investments. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 0.5% in the metals markets, incurred primarily during March, from long positions in aluminum futures as prices fell amid muted
       industrial demand.  Additional losses stemmed from long positions in gold and silver futures as precious metals prices declined during February and March in response to international efforts to avert military action against Iraq. Smaller losses of approximately 0.4% were recorded in the agricultural markets from long positions in live cattle futures as prices fell sharply during February amid demand concerns.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK


Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

       The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or
       contract and do not distinguish between exchange and non-
exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.
VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $661 million and $391 million, respectively.

Primary Market	    March 31, 2004	March 31, 2003
Risk Category	    Value at Risk	Value at Risk

Interest Rate				(1.94)%				(0.53)%
Equity					(0.91)				(0.44)
Currency					(0.58)   				(0.61)
Commodity					(2.04)    				(0.39)
Aggregate Value at Risk		(3.09)%				(0.87)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category        High      Low      Average
Interest Rate					(1.94)%	(0.96)%	(1.36)%
Equity						(1.97)	(0.91)	(1.44)
Currency						(2.48)	(0.58)	(1.63)
Commodity						(2.04)	(1.13)	(1.46)
Aggregate Value at Risk			(3.47)%	(2.72)%	(3.18)%

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
may provide only limited insight into losses that could be incurred under certain unusual market movements.
The VaR tables provided present the results of the Partnership's
VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 78% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk
       exposures and the risk management strategies of the
Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
The following were the primary trading risk exposures of the Partnership at March 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2004 was to the global interest rate complex. Exposure was primarily spread across the U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability.
The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in
       short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at March 31, 2004 was to equity price risk in the G-7 countries.
The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2004, the Partnership's primary exposures were to the Euro Stoxx 50 (Europe), Dax (Germany), NASDAQ (U.S.), Nikkei (Japan), and S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at March 31, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2004, the Partnership's major exposures were to euro, Japanese yen, Australian dollar, British pound, Swiss franc, Canadian
       dollar, New Zealand dollar, Hungarian fornint, Czech
koruna, Swedish krona, and Norwegian kroner currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Energy. At March 31, 2004, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals.  At March 31, 2004, the
Partnership had exposure to the markets that comprise these
       sectors.  Most of the exposure was to coffee, lean
hogs and wheat. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals.	The Partnership's metals exposure at March 31,
2004 was to fluctuations in the price of precious metals, such as gold, silver, and to a lesser extent, platinum, and palladium. The Partnership also had exposure to base metals, such as copper, aluminum, nickel, zinc, tin, and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2004 were in euros, Japanese yen, Canadian dollars, Swiss francs, and New Zealand dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back
       into U.S. dollars upon liquidation of their
respective positions.

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

(a)	 As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
       15(e) of the Exchange Act), and have judged such
controls and procedures to be effective.

(b)	 There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership initially registered 4,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on September 15, 1994 (SEC File Number 33-80146).

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

The Partnership registered an additional 40,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2004 (SEC File Number 333-113397).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through March 31, 2004, 42,072,687.587 Units were sold, leaving
1,927,312.413 Units unsold. The aggregate price of the Units sold through March 31, 2004 was $676,949,898.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as a part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey S. Swartz resigned his position as a Director of Demeter.

Ms. Louise M. Wasso-Jonikas, age 50, will become a Director of Demeter once she has registered with the National Futures Association as an associated person, which registration is currently pending. Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and Director of Alternative Investments for the Individual Investor Group (IIG) of Morgan Stanley. Ms. Wasso-Jonikas rejoined Morgan Stanley in 1999. Ms. Wasso-Jonikas was Co-Founder and President/Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a Senior Vice President at Bessemer Trust and opened their Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she worked exclusively with their largest private clients and family offices throughout the U.S. and
       abroad serving their broad investment and custody needs.
Ms. Wasso-Jonikas also worked as an Equity Block Trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas' focus is on developing a robust external manager platform utilizing alternative managers for IIG clients, as well as overseeing some of the firm's largest client relationships. Ms. Wasso-Jonikas holds a BA in Economics from Mount Holyoke College and an MBA in Finance from the University of Chicago Graduate School of Business.



       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership,is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated April
28, 2004, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 4, 2004.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999 (changing its name from
Dean Witter Spectrum Technical L.P.), is incorporated by
reference to Exhibit 3.03 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68779)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Technical L.P.),
is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-26338) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Campbell & Company, Inc. is
incorporated by reference to Exhibit 10.01 of the
Partnership's Form 10-K (File No. 0-26338) for fiscal
year ended December 31, 1998 filed on March 31, 1999.
10.01(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Demeter, and Campbell &
Company, Inc. is incorporated by reference to Exhibit
10.02 of the Partnership's Form 8-K (File No. 0-26338)
filed with the Securities and Exchange Commission on
January 3, 2001.
10.02	Management Agreement, dated as of November 1, 1994, among
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
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 28, 2004, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1993 on May 4,
2004.
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
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
28, 2004, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 4, 2004.
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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 10, 2004          By:   /s/Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





















1318: