Form 10-Q
period 2004-06-30
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2004-08-13
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2004


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2004
 		(Unaudited) and December 31, 2003	2

		Statements of Operations for the Quarters Ended
		June 30, 2004 and 2003 (Unaudited)	3

		Statements of Operations for the Six Months
		Ended June 30, 2004 and 2003 (Unaudited)	4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2004 and 2003 (Unaudited)	5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2004 and 2003 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	12-24

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	25-37

Item 4.	Controls and Procedures	38


PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	39-40

Item 5.	Other Information	41-42

Item 6.	Exhibits and Reports on Form 8-K	43-45



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF FINANCIAL CONDITION

	June 30,	     December 31,
                 2004      	        2003
	$	      $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	614,334,514 	483,512,056

	Net unrealized gain (loss) on open contracts (MSIL)	(3,669,722)   	18,485,857
	Net unrealized gain (loss) on open contracts (MS&Co.)	   (14,543,637)	    27,948,353

	     Total net unrealized gain (loss) on open contracts	(18,213,359)	   46,434,210

   	Net option premiums 	                          -         	     3,973,725

	     Total Trading Equity	 596,121,155	533,919,991

Subscriptions receivable	21,895,850 	15,855,119
Interest receivable (Morgan Stanley DW)	          384,627	       291,810

	     Total Assets	    618,401,632	 550,066,920

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Accrued brokerage fees (Morgan Stanley DW)	3,769,442 	2,947,775
Redemptions payable	3,752,150 	2,925,703
Accrued management fees	1,349,177	     1,084,524
Accrued incentive fee	            -          	    4,924,640

	     Total Liabilities	     8,870,769	   11,882,642

Partners' Capital

Limited Partners (29,569,035.207  and
	 23,512,770.158 Units, respectively)	602,818,489 	532,266,109
General Partner (329,250.740 and
     261,434.166 Units, respectively) 	     6,712,374	     5,918,169

	     Total Partners' Capital	   609,530,863	 538,184,278

	     Total Liabilities and Partners' Capital	   618,401,632	 550,066,920

NET ASSET VALUE PER UNIT	              20.39	            22.64

	The accompanying notes are an integral part
</table>	of these financial statements.
       <table>	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




  	   For the Quarters Ended June 30,

                                                                                                          2004   	   2003
                                                                                                             $		$
REVENUES
	Trading profit (loss):
		Realized	(61,565,222) 	24,067,991
		Net change in unrealized	   (39,165,401)	   (15,531,205)

		   Total Trading Results 	 (100,730,623)	8,536,786

	Interest income (Morgan Stanley DW)	      1,129,353	         904,245

		   Total  	   (99,601,270)	      9,441,031


EXPENSES
	Brokerage fees (Morgan Stanley DW)	11,524,351	7,434,009
	Management fees	 4,120,274	2,636,721
	Incentive fee	            -          	         416,627

		   Total 	   15,644,625	    10,487,357


NET LOSS 	 (115,245,895)	    (1,046,326)


NET LOSS ALLOCATION

	Limited Partners	(114,021,067)	 (1,042,803)
	General Partner 	(1,224,828)	(3,523)


NET LOSS PER UNIT

	Limited Partners	(4.16) 	(0.02)
	General Partner	(4.16) 	(0.02)


	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




  	   For the Six Months Ended June 30,

                                                                                                          2004   	   2003
                                                                                                             $		$
REVENUES
	Trading profit (loss):
		Realized	 35,235,407	100,864,533
		Net change in unrealized	   (64,647,569)	   (47,791,845)

		   Total Trading Results 	 (29,412,162)	53,072,688

	Interest income (Morgan Stanley DW)	     2,152,545	       1,753,710

		   Total  	   (27,259,617)	     54,826,398


EXPENSES
	Brokerage fees (Morgan Stanley DW)	22,227,380	14,323,091
	Incentive fees	 11,904,149	6,733,578
	Management fees	        7,952,331	      5,073,943

		   Total 	   42,083,860	    26,130,612


NET INCOME (LOSS)	     (69,343,477)	     28,695,786


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(68,597,682)	28,361,039
	General Partner 	(745,795)	334,747


NET INCOME (LOSS) PER UNIT

	Limited Partners	(2.25) 	1.67
	General Partner	(2.25) 	1.67


	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2002	18,239,525.857	332,124,550	3,697,076	335,821,626

Offering of Units	3,643,863.939	75,205,941            520,000		75,725,941

Net Income                                                          -      	   	28,361,039	334,747	28,695,786

Redemptions	  (1,241,572.130)	  (25,752,789)	              -     	 (25,752,789)

Partners' Capital,
   June 30, 2003	 20,641,817.666	 409,938,741	 4,551,823	 414,490,564





Partners' Capital,
   December 31, 2003	 23,774,204.324	532,266,109	5,918,169	538,184,278

Offering of Units	7,286,079.110	165,895,711	1,540,000	167,435,711

Net Loss                                                               -      	   	(68,597,682)	(745,795)	(69,343,477)

Redemptions	  (1,161,997.487)	  (26,745,649)	              -     	 (26,745,649)

Partners' Capital,
   June 30, 2004	 29,898,285.947	 602,818,489	 6,712,374	 609,530,863







The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	       For the Six Months Ended June 30,

	      2004     	      2003
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(69,343,477)	28,695,786
Noncash item included in net income (loss):
	Net change in unrealized	64,647,569	47,791,845

(Increase) decrease in operating assets:
	Net option premiums	3,973,725	              -
	Interest receivable (Morgan Stanley DW)	(92,817)	(32,871)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	821,667	733,073
	Accrued management fees	264,653	265,032
	Accrued incentive fee	   (4,924,640)                           -

Net cash provided by (used for) operating activities	   (4,653,320)	   77,452,865


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	167,435,711	75,725,941
Increase in subscriptions receivable	(6,040,731)	(7,691,428)
Increase in redemptions payable	826,447	1,472,762
Redemptions of Units	    (26,745,649)	  (25,752,789)

Net cash provided by financing activities	   135,475,778	    43,754,486

Net increase in cash	130,822,458	121,207,351

Balance at beginning of period	    483,512,056	  310,115,973

Balance at end of period	    614,334,514	  431,323,324


	The accompanying notes are an integral part f these financial statements. </table>







       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

1.  Organization
Morgan Stanley Spectrum Technical L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Strategic L.P.

The Partnership's general partner is Demeter Management
Corporation ("Demeter").  The non-clearing commodity broker is
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company, Inc., Chesapeake Capital Corporation, John W. Henry & Company, Inc., and Winton Capital Management Limited (individually, a "Trading Advisor", or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in market factors;
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                 Net Unrealized Gains (Losses)
    on Open Contracts			Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Jun. 30, 2004 	(10,929,992)  	(7,283,367)	(18,213,359)	Dec. 2005	Sep. 2004
Dec. 31, 2003	  34,239,960   12,194,250	46,434,210	Dec. 2004	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets.
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $603,404,522 and $517,752,016 at June 30, 2004 and December 31, 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General.  The Partnership's results depend on the Trading
Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership during
       the period in question.  Past performance is no guarantee of futures results.
The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $99,601,270 and expenses totaling $15,644,625, resulting in a net loss of $115,245,895 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $24.55 at March 31, 2004 to $20.39 at June 30, 2004.

The most significant trading losses of approximately 8.0% were recorded in the currency markets. During April, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. During May, short positions in the Japanese yen versus the U.S. dollar incurred losses as the U.S. dollar's value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data during the latter half of May. Additional sector losses resulted from cross-rate positions in the euro versus the Australian dollar and the Swiss franc versus the Japanese yen. During June, the currency markets continued to prove difficult as losses were experienced primarily from short positions in the Japanese yen versus the U.S. dollar. Better-than-anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates led to a rise in the yen's value versus the dollar. Additional Partnership losses of approximately 6.7% were incurred in the global interest rate markets, primarily during April and June. During April, long European, U.S., and Australian interest rate futures positions sustained losses as prices tumbled following the release of stronger-than-expected U.S. jobs data. Short positions in European interest rate futures experienced losses during June as prices reversed higher on weaker-than-expected economics reports and diminished expectations that the U.S. Federal Reserve would aggressively raise U.S. interest rates. Additional losses stemmed from short positions in Japanese interest rate futures as prices increased in June after the Bank of Japan voted to maintain interest rates close to zero. In the metals markets, losses of approximately 2.2% were recorded largely during April from long positions in both precious and base metals. The U.S. dollar propelled higher on positive economic data and as a result long futures positions in gold and silver recorded losses. Within the base metals markets, long positions in copper and aluminum incurred losses as prices weakened due to the strength of the U.S. dollar and fears of reduced demand from China. Further Partnership losses of approximately 1.1% stemmed from the global stock index markets. Despite news indicating that a sustainable global economic recovery was underway, global equity prices were weighed down during April by the continuing difficulties in Iraq, fears of global terrorism and concerns of higher interest rates. Consequently, long positions in Asian and European stock indices recorded losses. During May, losses resulted from long positions
       in Japanese and European equity index futures as global equity prices were negatively impacted by geopolitical concerns and expanding energy prices. Smaller Partnership losses of approximately 0.9% were recorded in the agricultural markets from long corn and wheat futures positions as prices declined amid news of lower U.S. exports and increased plantings in the U.S. Corn Belt. A portion of the Partnership's overall losses during the second quarter was offset by gains of approximately 3.5% achieved in the energy markets during April and May. Long futures positions in crude oil and its related products profited during April as prices moved higher on fears of potential terrorist activity in Saudi Arabia and news of problems with U.S. refineries. Prices were later bolstered following a disclosure from OPEC ministers regarding their intentions to discuss higher price targets at their meeting in June. During May, the Partnership generated further gains within the energy markets from long positions as prices surged past $41 a barrel, reaching twenty one-year highs, amid fears of terrorist attacks on Saudi Arabian oil facilities and disruptions in Iraqi oil production.

The Partnership recorded losses net of interest income totaling $27,259,617 and expenses totaling $42,083,860, resulting in a net loss of $69,343,477 for the six months ended June 30, 2004. The Partnership's net asset value per Unit decreased from $22.64 at December 31, 2003 to $20.39 at June 30, 2004.

       The most significant trading losses of approximately 7.1%
were incurred in the currency markets. Losses were incurred during March from short positions in the Japanese yen versus the U.S. dollar as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. During April, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the dollar surged during the month following the release of stronger-than-expected U.S. jobs data. During May, short positions in the Japanese yen versus the U.S. dollar sustained losses as the U.S. dollar's value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data during the latter half of May. During June, the currency markets continued to prove difficult as losses were experienced primarily from short positions in the Japanese yen versus the U.S. dollar as better-than-anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates pushed the yen higher versus the dollar. Losses of approximately 0.9% were experienced in the global stock index markets during March, April, and May. Long positions in European and U.S. stock index futures incurred losses during those months as equity prices fell in response to the terror attacks in Madrid, continuing difficulties in Iraq, fears of global terrorism, and concerns of higher interest rates. In the global interest rate markets, losses of approximately 0.8% resulted primarily during April and June from positions in U.S., Australian, and European interest rate futures. During April,
       long positions returned losses as prices tumbled following the release of stronger-than-expected U.S. jobs data. Short positions in European interest rate futures experienced losses during June as prices reversed higher on weaker-than-expected economics reports and diminished expectations that the U.S. Federal Reserve would aggressively raise interest rates. Smaller losses of approximately 0.6% were recorded in the agricultural markets during January and throughout the second quarter, primarily from positions in coffee futures. During January, short coffee futures positions experienced losses as prices reversed higher amid tight global supply and covering of short positions. Long coffee futures positions experienced losses as prices reversed lower during June in response to an increase in Brazilian crop estimates and mild weather in growing regions. Contributing to sector losses were long futures positions in wheat and corn during April as prices reacted negatively in response to news of lower U.S. exports and increased plantings in the U.S. Corn Belt. A portion of the Partnership's overall losses during the first six months of the year was offset by gains of approximately 5.8% achieved in the energy markets during February, April, and May. Long futures positions in crude oil and its related products benefited during February from lower market supply, falling inventory levels and an announcement from OPEC stating that members would cut production. During April and May, prices moved higher amid fears of potential terrorist activity in Saudi Arabia and news of problems with U.S. refineries. Prices were later bolstered following a disclosure
       from OPEC ministers regarding their intentions to discuss higher price targets at their meeting in June.
For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded revenues including interest income totaling $9,441,031 and expenses totaling $10,487,357, resulting in a net loss of $1,046,326 for the quarter ended June 30, 2003. The Partnership's net asset value per Unit decreased from $20.10 at March 31, 2003 to $20.08 at June 30, 2003.

The most significant trading losses of approximately 2.1% were incurred in the metals markets, primarily during June, from long gold futures positions as prices dropped counter to the rise of the U.S. dollar. Further losses in this sector were provided by long positions in aluminum and copper futures as prices declined in anticipation of the U.S. Federal Reserve's interest rate cut and on technically based selling. Additional losses of approximately 2.0% in the agricultural markets were recorded primarily during June from short futures positions in cotton as supply concerns triggered by adverse weather conditions in the U.S. and increased exports forced cotton prices higher. Further losses in this sector were experienced from long lean hog futures positions as fears related to a potential outbreak of Mad Cow Disease depressed prices. Smaller losses of approximately 0.5% in the global stock index markets resulted during May from positions in Japanese stock index futures as prices reversed higher amid heavy buying by Japanese pension funds and renewed hope for a government stimulus package. A portion of the Partnership's overall losses for the second quarter was offset by gains of approximately 5.5% in the currency markets during April from long positions in the euro versus the U.S. dollar as concerns regarding the U.S. economic recovery resurfaced and resulted in the value of the dollar declining to a four-year low versus the euro. Long positions in the euro versus the U.S. dollar provided additional gains during May as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Currency gains were also recorded from long positions in the Australian dollar versus the U.S. dollar as its value strengthened in response to continued weakness in the U.S. dollar and significant interest rate differentials between the two countries. Additional gains of approximately 2.1% in the global interest rate markets were recorded primarily during May from long positions in U.S. and European interest rate futures as prices trended higher amid speculation of an interest rate cut by the Federal Reserve and lingering doubts concerning a global economic recovery.

The Partnership recorded revenues including interest income totaling $54,826,398 and expenses totaling $26,130,612, resulting in net income of $28,695,786 for the six months ended June 30, 2003. The Partnership's net asset value per Unit increased from $18.41 at December 31, 2002 to $20.08 at June 30, 2003.

The most significant trading gains of approximately 10.9% in the currency markets were supplied during January from long positions in the euro as its value strengthened versus the U.S. dollar amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During May, additional gains were recorded as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Gains were also recorded from long positions in the Australian dollar versus the U.S. dollar as the Australian currency strengthened in response to continued weakness in the U.S. dollar and a significant interest rate differential between the two countries. Additional gains of approximately 6.2% in the global interest rate markets were recorded during January and February from positions in U.S. interest rate futures as prices declined amid a temporary increase in U.S. manufacturing activity and then increased as investors continued to seek the safe haven of fixed income investments in response to prolonged uncertainty in global equity markets. Additional gains were recorded from long positions in European and U.S. interest rate futures as strong demand from investors seeking the security of fixed income investments sent prices higher. During May, gains were provided from long positions in U.S. and European interest rate futures as prices trended higher amid speculation of an interest rate cut by
       the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Gains of approximately 3.8% were recorded in the energy markets during January and February from long positions in natural gas futures as prices increased in response to prolonged frigid temperatures in the northeastern and midwestern United States and fears that extremely cold weather could further deplete already diminished supplies. Additional gains were provided from long positions in crude oil futures as prices trended higher amid fears that a military conflict with Iraq could curb market supply. A portion of the Partnership's gains was offset by losses of approximately 2.5% in the metals markets from long positions in aluminum futures as prices fell amid muted industrial demand during March. During June, long positions in aluminum futures incurred additional losses as prices declined in anticipation of the U.S. Federal Reserve's interest rate cut and on technically based selling. Further losses in this sector were provided by long gold futures positions as prices dropped counter to the rise of the U.S. dollar. Additional losses of approximately 2.4% stemmed from the agricultural markets, primarily during June, as short futures positions in cotton suffered losses due to an increase in prices spurred by supply concerns.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK


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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not
       limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

       The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For
       example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.
The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2004 and 2003. At June 30, 2004 and 2003, the Partnership's total capitalization was approximately $610 million and $414 million, respectively.

Primary Market	    June 30, 2004	June 30, 2003
Risk Category	    Value at Risk	Value at Risk

Equity					(1.70)%  				(1.23)%
Currency					(1.06)				(1.59)
Interest Rate				(0.79)				(1.35)
Commodity					(1.21)    				(1.22)
Aggregate Value at Risk		(2.55)%				(2.72)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a
       percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.

Primary Market Risk Category        High      Low      Average
Equity						(1.97)%	(0.91)%	(1.56)%
Currency						(2.48)	(0.58)	(1.50)
Interest Rate					(1.94)	(0.79)	(1.21)
Commodity						(2.04)	(1.13)	(1.46)
Aggregate Value at Risk			(3.47)%	(2.55)%	(3.14)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:

?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 87% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at June 30, 2004 was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2004, the Partnership's primary exposures were to the Euro Stoxx 50 (Europe), S&P 500 (U.S.), CAC 40 (France), Dax (Germany), Nikkei (Japan), and Dow Jones Industrial Average (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at June 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2004, the Partnership's major exposures were to euro, Japanese yen, Australian dollar, British pound, Swiss franc, Canadian dollar, New Zealand dollar, Swedish krona, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of
       the Partnership's currency sector will change
significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at June 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. At June 30, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, coffee,
       lean hogs, and live cattle markets.  Supply and
demand inequalities, severe weather disruptions and market expectations affect price movements in these markets. Energy. At June 30, 2004, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	The Partnership's metals exposure at June 30, 2004
was to fluctuations in the price of precious metals, such as gold, silver, and to a lesser extent, platinum and palladium. The Partnership also had exposure to base metals, such as copper, aluminum, nickel, zinc, tin, and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

       Qualitative Disclosures Regarding Non-Trading Risk
Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2004 were in euros, New Zealand dollars, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.



Item 4.	CONTROLS AND PROCEDURES

(a)	 As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	 There have been no significant changes during the
period covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

\

       PART II.  OTHER INFORMATION

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

       The Partnership registered an additional 10,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2003 (SEC File Number 333-104001).

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

Through June 30, 2004, 45,566,439.214 Units were sold, leaving
38,433,560.786 Units unsold. The aggregate price of the Units sold through June 30, 2004 was $751,775,501.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as a part of the above referenced Registration Statements.



       Item 5.  OTHER INFORMATION
Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.

Mr. Todd Taylor, age 41, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Currently a member of the firm's E-Learning Council, Mr. Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.



       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership's Prospectus,
dated April 28, 2004, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 4, 2004.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999 (changing its name from
Dean Witter Spectrum Technical L.P.), is incorporated by
reference to Exhibit 3.03 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68779)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Technical L.P.),
is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-26338) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Campbell & Company, Inc. is
incorporated by reference to Exhibit 10.01 of the
Partnership's Form 10-K (File No. 0-26338) for fiscal
year ended December 31, 1998 filed with the Securities
and Exchange Commission on March 31, 1999.
10.01(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Demeter, and Campbell &
Company, Inc. is incorporated by reference to Exhibit
10.02 of the Partnership's Form 8-K (File No. 0-26338)
filed with the Securities and Exchange Commission on
January 3, 2001.
10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Chesapeake Capital
Corporation is incorporated by reference to Exhibit 10.02
of the Partnership's Form 10-K (File No. 0-26338) for
fiscal year ended December 31, 1998 filed with the
Securities and Exchange Commission on March 31, 1999.
10.03	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and John W. Henry & Co. is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 10-K (File No. 0-26338) for fiscal
year ended December 31, 1998 filed with the Securities
and Exchange Commission on March 31, 1999.
10.03(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Demeter, and John W.
Henry & Company, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-
26338) filed with the Securities and Exchange Commission
on January 3, 2001.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 28, 2004, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1993 on May 4,
2004.
10.08	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Strategic L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, as escrow agent, is incorporated by
reference to Exhibit 10.08 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68779)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.09	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
28, 2004, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 4, 2004.
10.10	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-26338) filed
with the Securities and Exchange Commission on November
1, 2001.
10.11	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership's Form 8-K
       (File No. 0-26338) filed with the Securities and
Exchange Commission on November 1, 2001.
10.12	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-26338) filed with the Securities and Exchange
Commission on November 1, 2001.
10.13	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000,
is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-26338) filed with the
Securities and Exchange Commission on November 1, 2001.
10.14	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26338)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 16, 2004       By:   /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.