Form 10-Q
period 2004-09-30
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2004-11-10
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-26338

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3782231
(State or other jurisdiction of		      (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY	 							    10017
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code  (212) 905-2700

825 Third Avenue, 9th Floor, New York, NY 10022



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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2004


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2004
 		(Unaudited) and December 31, 2003	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2004 and 2003 (Unaudited). .. . . . . .3

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2004 and 2003 (Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2004 and 2003 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	12-25

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	26-39

Item 4.	Controls and Procedures	.39


PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	40

Item 5.	Other Information	41

Item 6.	Exhibits and Reports on Form 8-K	41-44



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF FINANCIAL CONDITION

	  September 30,	     December 31,
                    2004      	        2003
	$	      $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	570,030,939 	483,512,056

	Net unrealized gain on open contracts (MS&Co.)	41,250,374   	27,948,353
	Net unrealized gain on open contracts (MSIL)	      2,590,168	    18,485,857

	     Total net unrealized gain on open contracts	43,840,542	   46,434,210

   	Net option premiums 	              -                       	     3,973,725

	     Total Trading Equity	613,871,481 	533,919,991

Subscriptions receivable	13,626,403 	15,855,119
Interest receivable (Morgan Stanley DW)	         565,642	       291,810

	     Total Assets	  628,063,526	 550,066,920

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	4,040,659 	2,925,703
Accrued brokerage fees (Morgan Stanley DW)	3,578,269 	2,947,775
Accrued management fees	1,273,249	     1,084,524
Accrued incentive fee	            -                          	    4,924,640

	     Total Liabilities	     8,892,177	   11,882,642

Partners' Capital

Limited Partners (31,249,268.147 and
	 23,512,770.158 Units, respectively)	612,359,439 	532,266,109
General Partner (347,618.087 and
     261,434.166 Units, respectively) 	     6,811,910	     5,918,169

	     Total Partners' Capital	   619,171,349	 538,184,278

	     Total Liabilities and Partners' Capital	  628,063,526	 550,066,920

NET ASSET VALUE PER UNIT	             19.60	            22.64

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
	(Unaudited)




                                                                                  For the Three Months		For the Nine
Months
  	   Ended September 30,	                       Ended September
30,


                                                                            2004   	        2003    	    2004   	    2003
                                                                               $	               $		     $	 	 $
REVENUES
	Trading profit (loss):
		Realized	(72,101,563) 	(49,880,650)	(36,866,156)		50,983,883
		Net change in unrealized	   62,053,901	   37,341,823 	    (2,593,668)		   (10,450,022)
			(10,047,662)	  (12,538,827)	(39,459,824)		40,533,861
 Proceeds from Litigation Settlement         3,018              -   	            3,018            -


		   Total Trading Results 	(10,044,644) 		 (12,538,827)	(39,456,806)		40,533,861

	Interest income (Morgan Stanley DW)	   1,543,128	        754,021	    3,695,673		    2,507,731

		   Total  	   (8,501,516)	  (11,784,806)	  (35,761,133)		   43,041,592

EXPENSES
	Brokerage fees (Morgan Stanley DW)	10,846,076	7,616,018	33,073,456		21,939,109
	Management fees	     3,879,482 	    2,719,797	  11,831,813		   7,793,740
	Incentive fees	           -        	          -            	  11,904,149		     6,733,578

		   Total 	   14,725,558	   10,335,815	   56,809,418		   36,466,427


NET INCOME (LOSS) 	 (23,227,074)	   (22,120,621)	  (92,570,551)		    6,575,165


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(22,966,610)		 (21,885,256)	(91,564,292)		6,475,783
	General Partner 	(260,464)	(235,365)	(1,006,259)		99,382


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  (0.79)                         (1.04)	 (3.04)		0.63
	General Partner                                                   (0.79)                         (1.04)	 (3.04)		0.63



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2002	18,239,525.857	332,124,550	3,697,076	335,821,626

Offering of Units	5,558,175.841	112,255,062             840,000	113,095,062

Net Income                                                          -      	   	6,475,783	99,382	6,575,165

Redemptions	  (1,701,057.456)	  (34,733,947)	              -     	 (34,733,947)

Partners' Capital,
   September 30, 2003	 22,096,644.242	 416,121,448	 4,636,458	 420,757,906





Partners' Capital,
   December 31, 2003	 23,774,204.324	532,266,109	5,918,169	538,184,278

Offering of Units	9,579,939.184	209,925,125          1,900,000	211,825,125

Net Loss                                                              -      	   	(91,564,292)	(1,006,259)	(92,570,551)

Redemptions	  (1,757,257.274)	  (38,267,503)	              -     	 (38,267,503)

Partners' Capital,
   September 30, 2004	 31,596,886.234	 612,359,439	 6,811,910	 619,171,349








The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	       For the Nine Months Ended September 30,

	      2004     	      2003
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(92,570,551)	6,575,165
Noncash item included in net income (loss):
	Net change in unrealized	2,593,668	10,450,022

(Increase) decrease in operating assets:
	Net option premiums	3,973,725	  -
	Interest receivable (Morgan Stanley DW)	(273,832)	13,219

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	630,494	718,519
	Accrued management fees	188,725	265,263
	Accrued incentive fee	   (4,924,640)	                -

Net cash provided by (used for) operating activities	   (90,382,411)	   18,022,188


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	211,825,125	113,095,062
(Increase) decrease in subscriptions receivable	2,228,716	(5,235,320)
Increase (decrease) in redemptions payable	1,114,956	(710,507)
Redemptions of Units	    (38,267,503)	  (34,733,947)

Net cash provided by financing activities	   176,901,294	    72,415,288

Net increase in cash	86,518,883	90,437,476

Balance at beginning of period	   483,512,056	  310,115,973

Balance at end of period	  570,030,939	  400,553,449


	The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership has received settlement award payments in the amount of $306,400 as of August 30, 2002 and $3,018 as of July 30, 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a prevailing rate on U.S.
Treasury bills.  The Partnership pays brokerage fees to Morgan
Stanley DW.

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

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

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


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:
                     Net Unrealized Gains
    on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$

Sep. 30, 2004	  42,268,389    1,572,153	43,840,542	Mar. 2006	Dec. 2004
Dec. 31, 2003	  34,239,960   12,194,250	46,434,210	Dec. 2004	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $612,299,328 and $517,752,016 at September 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges and sales of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of futures results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit
(loss)" when open positions are closed out. The sum of these amounts, along with the "Proceeds from Litigation Settlement", constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded losses net of interest income totaling $8,501,516 and expenses totaling $14,725,558, resulting in a net loss of $23,227,074 for the three months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $20.39 at June 30, 2004 to $19.60 at September 30, 2004.

The most significant trading losses of approximately 4.3% were recorded in the global stock index markets, primarily during July and August. During July, long positions in U.S., European, and Japanese stock index futures experienced losses as prices reversed lower due to the release of disappointing U.S. employment data, surging energy prices and new warnings concerning potential terrorist attacks. During August, short positions in European and Japanese equity index futures recorded losses as prices reversed higher in response to falling energy prices and better-than-expected results for U.S. Gross Domestic Product ("GDP") and consumer sentiment data. Additional losses of approximately 3.5% were incurred in the currency markets, primarily during July and August. During July, long positions in the Japanese yen, euro, Swiss franc, British pound, and Australian dollar, all versus the U.S. dollar, resulted in losses as the U.S. dollar's value strengthened in response to upbeat market sentiment, the U.S. Federal Reserve Chairman Alan Greenspan's optimistic assessment of the U.S. economy and a jump in U.S. consumer confidence data. During August, positions in the euro relative to the U.S. dollar recorded negative performance as the euro experienced short-term volatility due to conflicting economic data and surging energy prices. Additional losses resulted from short positions in the Japanese yen versus the U.S. dollar as the U.S. dollar's value decreased against the yen under pressure from concerns for the rate of U.S. economic growth and soft economic data. Losses of approximately 1.6% resulted in the agricultural markets from positions in cocoa. During July, short positions experienced losses as prices hit five-month highs, driven by speculative buying and lower market supply. During September, long positions incurred losses as prices reversed lower amid news of easing geopolitical tensions from the Ivory Coast, the world's top cocoa producer. Smaller losses of approximately 0.6% resulted in the metals markets during July from long futures positions in base and precious metals. A slowdown in demand from China negatively affected prices for industrial metals, while precious metals prices fell amid a rebound in the value of the U.S. dollar. A portion of the Partnership's losses for the quarter was offset by gains of approximately 5.6% achieved in the energy markets throughout the quarter from long futures positions in crude oil and its related products as crude oil prices trended higher reaching historical highs amid heavy market demand and concerns for supply. Additional gains of approximately 2.9% resulted in the global interest rates markets, primarily during August, from long positions in European, U.S., and Japanese interest rate futures as bond prices trended higher, boosted by a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports.

The Partnership recorded losses net of interest income totaling $35,761,133 and expenses totaling $56,809,418, resulting in a net loss of $92,570,551 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $22.64 at December 31, 2003 to $19.60 at September 30, 2004.


The most significant trading losses of approximately 10.4% were incurred in the currency markets. Losses were incurred during March from short positions in the Japanese yen versus the U.S. dollar as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. During April, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the dollar surged following the release of stronger-than-expected U.S. jobs data. During May, short positions in the Japanese yen versus the U.S. dollar sustained losses as the U.S. dollar's value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data during the latter half of May. During June, the currency markets continued to prove difficult as losses were experienced primarily from short positions in the Japanese yen versus the U.S. dollar as the yen climbed higher in response to better-than-anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates. During July, long positions in the Japanese yen, euro, Swiss franc, British pound, and Australian dollar, all versus the U.S. dollar, resulted in losses as the U.S. dollar's value strengthened in response to upbeat market sentiment, the U.S. Federal Reserve Chairman Alan Greenspan's optimistic assessment of the U.S. economy, and a jump in U.S. consumer confidence data. During August, positions in the euro relative to the U.S. dollar were unprofitable as the euro experienced short-term volatility due to conflicting economic data and surging energy prices. Additional losses resulted from short positions in the Japanese yen versus the U.S. dollar as the dollar's value decreased due to concerns for the rate of U.S. economic growth caused by the release of soft economic data. Losses of approximately 5.1% were experienced in the global stock index markets, during the second and third quarters of the year, from positions in European, U.S., and Japanese stock index futures. Long positions in European and U.S. stock index futures incurred losses during March, April, and May as equity prices fell in response to the terror attacks in Madrid, continuing difficulties in Iraq, fears of global terrorism, and concerns for higher interest rates. During July, long positions in the U.S., European, and Japanese stock index futures provided losses as prices reversed lower due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. During August, short positions in European and Japanese equity
       index futures recorded losses as prices reversed higher in response to falling energy prices and better-than-expected U.S. GDP and consumer sentiment data. Losses of approximately 2.3% were recorded in the agricultural markets during January, throughout the second quarter and largely during August, primarily from futures positions in coffee and cocoa. During January, short futures positions in coffee experienced losses as prices reversed higher amid tight global supply. Long coffee positions experienced losses as prices reversed lower during June in response to an increase in Brazilian crop estimates and mild weather in growing regions. Further losses stemmed from short futures positions in coffee and long futures positions in cocoa during September. A portion of the Partnership's overall losses during the first nine months of the year was offset by gains of approximately 11.8% achieved in the energy markets throughout the year from long futures positions in crude oil and its related products as oil prices trended higher in response to rising demand combined with supply and production issues caused by geopolitical events in the Middle East and Nigeria combined with weather-related issues in the Gulf of Mexico. Additional gains of approximately 2.1% stemmed from the global interest rate sector primarily during the first and third quarters of the year as long positions in European and U.S. interest rate futures were profitable. During the first quarter, long positions profited as bond prices rallied in response to weak economic data, reports from central banks that highlighted a lack of inflation and "safe haven" buying following the terrorist attack in Madrid. During
       the third quarter, long positions benefited from a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports.


For the Three and Nine Months Ended September 30, 2003
The Partnership recorded losses net of interest income totaling $11,784,806 and expenses totaling $10,335,815, resulting in a net loss of $22,120,621 for the three months ended September 30, 2003. The Partnership's net asset value per Unit decreased from $20.08 at June 30, 2003 to $19.04 at September 30, 2003.

The most significant trading losses of approximately 3.0% were incurred in the global interest rate markets during July from long positions in European and U.S. interest rate futures as prices declined amid rising interest rates, a rally in global equity prices and renewed hope for a U.S. economic recovery. Additional losses of approximately 2.4% in the currency markets resulted from long positions in the Australian dollar and British pound versus the U.S. dollar as the value of the U.S. dollar strengthened during July amid rising expectations for a U.S. economic recovery, negative economic data out of Australia and the U.K., and narrowing interest rate differentials. Losses also were incurred from short positions in the Swiss franc and euro versus the U.S. dollar as the dollar's value reversed sharply lower during September pressured by the release of disappointing U.S. economic reports and concerns that Tokyo officials appeared
       to be less likely to intervene and buy U.S. dollars ahead of the G-7 countries meeting. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. In the energy markets, losses of approximately 1.3% resulted from futures positions in crude oil and heating oil as prices trailed lower throughout the majority of the month and then unexpectedly reversed higher after OPEC announced that it would move to reduce output by limiting production in an effort to stem declining oil prices. A portion of the Partnership's overall losses for the third quarter was offset by gains of approximately 2.3% in the global stock index markets from long positions in Japanese stock index futures as Japanese equity prices drew strength from robust Japanese economic data and increased foreign investment. Additional gains were supplied during July and August by long positions in U.S. stock index futures and August as positive investor sentiment and tangible signs of a U.S. economic recovery buoyed prices. Gains of approximately 1.5% in the metals markets also reduced a portion of the Partnership's overall losses for the quarter as long futures positions in copper, nickel, and aluminum profited during July from rising prices spurred by renewed optimism concerning a U.S. economic recovery, technically-based buying and increased Chinese demand.
Additional gains were provided during September by long gold futures positions as speculative buying and a weaker U.S. dollar buoyed prices later in the month.

       The Partnership recorded revenues including interest
income totaling $43,041,592 and expenses totaling $36,466,427, resulting in net income of $6,575,165 for the nine months ended September 30, 2003. The Partnership's net asset value per Unit increased from $18.41 at December 31, 2002 to $19.04 at September 30, 2003.

The most significant trading gains of approximately 8.3% in the currency markets were supplied primarily during January by long positions in the euro as its value rose versus the U.S. dollar amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During May, additional gains were recorded as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests and investor preference for non-U.S. dollar assets. Gains were also recorded during April from long positions in the Australian dollar versus the U.S. dollar as the Australian currency strengthened in response to continued weakness in the U.S. dollar and significant interest rate differentials between the two countries.
Additional gains of approximately 3.2% in the global stock index markets incurred from long positions in Japanese stock index futures during July and August as prices trended higher in response to increased investor demand triggered by record low Japanese government bond yields and robust Japanese economic data. Gains were recorded during July and August from long
       positions in U.S. stock index futures as prices were
buoyed by a rise in investor sentiment and tangible signs of a U.S. economic recovery. In the global interest rate markets, gains of approximately 3.0% were recorded primarily during January and February from positions in U.S. interest rate futures as prices first declined amid a temporary increase in U.S. manufacturing activity and then increased as investors continued to seek the security of fixed income investments in response to prolonged uncertainty in global equity markets. Additional gains were recorded from long positions in European and U.S. interest rate futures as strong demand from investors sent prices higher during February, and again during May, as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Short positions in Japanese interest rate futures yielded gains during August as prices trended lower amid an improved economic outlook for Japan and a sell-off in Japanese fixed income markets after investors repositioned capital into Japanese equities. Gains of approximately 2.4% were recorded in the energy markets primarily during January and February from long positions in natural gas futures as prices increased in response to prolonged frigid temperatures in the northeastern and midwestern U.S. and fears that extremely cold weather could further deplete already diminished supplies. A portion of the Partnership's gains for the first nine months of the year was offset by losses of approximately 2.7% in the agricultural markets, primarily during June, as short futures positions in
       cotton suffered losses due to an increase in prices
spurred by supply concerns. Short coffee futures positions resulted in losses as prices reversed higher in early September due to supply fears prompted by reduced estimates for world coffee production. In the metals markets, losses of approximately 1.1% stemmed from long positions in aluminum and zinc futures as prices fell amid muted industrial demand during March, and again during June, as prices declined in response to technically-based selling and anticipation of the U.S. Federal Reserve's interest rate cut. Further losses in this sector were provided by long silver futures positions as precious metal prices moved lower amid fears of slower global growth due to rising oil prices and weaker U.S. consumer sentiment.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK


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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among
       these variables.  The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $619 million and $421 million, respectively.

Primary Market	    September 30, 2004	   September 30, 2003
Risk Category	    Value at Risk	Value at Risk

Interest Rate				(4.27)%  			   (0.96)%
Currency					(1.14)			   (1.88)
Equity					(1.02)			   (1.97)
Commodity					(1.46)    			   (1.13)
Aggregate Value at Risk		(4.68)%			   (3.44)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.
       Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category        High      Low      Average
Interest Rate					(4.27)%	(0.79)%	 (2.04)%
Currency						(2.48)	(0.58)	 (1.32)
Equity						(1.70)	(0.91)	 (1.32)
Commodity						(2.04)	(1.21) 	 (1.54)
Aggregate Value at Risk			(4.68)%	(2.55)%	 (3.45)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2004 and 2003, and for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the
       Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 80% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2004, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at September 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing
       relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2004, the Partnership's major exposures were to euro, Japanese yen, Australian dollar, British pound, Swiss franc, Canadian dollar, New Zealand dollar, Swedish krona, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership's currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at September 30, 2004 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2004, the Partnership's primary exposures were to the Euro Stoxx 50 (Europe), NASDAQ (U.S.), S&P 500 (U.S.), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. At September 30, 2004, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, sugar, lean hogs, live cattle, and wheat markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals.	The Partnership's metals exposure at September 30,
2004 was to fluctuations in the price of precious metals, such as gold, silver, and to a lesser extent, palladium and platinum. The Partnership also had exposure to base metals, such as copper, aluminum, nickel, zinc, tin, and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.
Qualitative Disclosures Regarding Non-Trading Risk Exposure The following was the only non-trading risk exposure of the Partnership at September 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2004 were in euros, Japanese yen, Australian dollars, British pounds, and New Zealand dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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



       PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
				      SEC
   File Number

Initial Registration	4,000,000.000		September 15, 1994	333-80146
Additional Registration	9,000,000.000		January 31, 1996	333-00494
Additional Registration	5,000,000.000 	  April 30, 1996	      333-3222
Additional Registration	5,000,000.000 	  May 11, 1998   	      333-47831
Additional Registration	10,000,000.000   	January 21, 1999	333-68779
Additional Registration	1,000,000.000  	April 30, 2002	333-84652
Additional Registration	10,000,000.000	April 28, 2003	333-104001
Additional Registration	  40,000,000.000	April 28, 2004	333-113397
 Total Units Registered         84,000,000.000

Units sold through 9/30/04	      47,841,931.941
Units unsold through 9/30/04	    36,158,068.059


The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2004 was $795,804,915.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus and the supplement included as a part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.

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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 15, 2004     By:   /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.























1494: