Form 10-Q
period 2005-03-31
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2005-05-11
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2005
 		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited). . . . . . . . . 3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2005 and 2004 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	21-34

Item 4.	Controls and Procedures	.34


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds	35-36

Item 5.	Other Information	36

Item 6.	Exhibits	36-39


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF FINANCIAL CONDITION

	  March 31,	     December 31,
                     2005      	        2004
	  $	      $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	720,369,989 	745,974,904

	Net unrealized gain on open contracts (MSIL)	   10,892,015	4,707,076
	Net unrealized gain on open contracts (MS&Co.)	     5,216,162	   22,634,674

	     Total net unrealized gain on open contracts	    16,108,177	   27,341,750

	     Total Trading Equity	736,478,166 	773,316,654

Subscriptions receivable	19,758,562 	17,135,652
Interest receivable (Morgan Stanley DW)	     1,257,407	     1,000,293

	     Total Assets	 757,494,135	 791,452,599

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	8,787,452 	6,466,684
Accrued brokerage fees (Morgan Stanley DW)	4,466,671 	4,629,988
Accrued management fees	1,588,116	     1,632,040
Accrued incentive fee	                             598,853                                ?

	     Total Liabilities	   15,441,092	   12,728,712

Partners? Capital

Limited Partners (34,141,961.630 and
	 32,613,627.616 Units, respectively)	734,106,570 	770,511,257
General Partner (369,576.001 and
     347,618.087 Units, respectively) 	      7,946,473	      8,212,630

	     Total Partners? Capital	   742,053,043 	 778,723,887

	     Total Liabilities and Partners? Capital	   757,494,135	 791,452,599

NET ASSET VALUE PER UNIT	             21.50	            23.63

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
	(Unaudited)





  	   	    For the Quarters Ended March 31,


                                                                         		        2005    	    2004
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		3,173,425			 1,023,192

EXPENSES
	Brokerage fees (Morgan Stanley DW)		13,605,658	10,703,029
	Management fees	      	    4,826,549	   3,832,057
	Incentive fees		        598,853    	  11,904,149

		   Total Expenses		   19,031,060	   26,439,235

NET INVESTMENT LOSS	  (15,857,635)	  (25,416,043)

TRADING RESULTS
Trading profit (loss):
	Realized			 (43,233,571)	96,800,629
	Net change in unrealized		   (11,233,573)	 (25,482,168)

    Total Trading Results		  (54,467,144)	   71,318,461

NET INCOME (LOSS) 	   (70,324,779)	      45,902,418

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		 (69,578,622)            	  45,423,385
	General Partner                                                   		               (746,157)	479,033

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		               (2.13)	  1.91
	General Partner                                                   		               (2.13)	  1.91





	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2005 and 2004
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2003	23,774,204.324	532,266,109	5,918,169	538,184,278

Offering of Units	3,746,037.328	 91,070,108             550,000	 91,620,108

Net Income                                                          ?      	   	45,423,385	479,033	45,902,418

Redemptions	    (584,574.952)	  (14,386,757)	              ?     	 (14,386,757)

Partners? Capital,
   March 31, 2004	 26,935,666.700	 654,372,845	 6,947,202	 661,320,047





Partners? Capital,
   December 31, 2004	 32,961,245.703	770,511,257	8,212,630	778,723,887

Offering of Units	2,568,506.854	 55,245,406             480,000	 55,725,406

Net Loss                                                          ?      	   	(69,578,622)	(746,157)	(70,324,779)

Redemptions	  (1,018,214.926)	  (22,071,471)	              ?     	 (22,071,471)

Partners? Capital,
   March 31, 2005	    34,511,537.631	 734,106,570	 7,946,473	 742,053,043










The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	       For the Quarters Ended March 31,

	      2005     	      2004
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(70,324,779)	45,902,418
Noncash item included in net income (loss):
	Net change in unrealized	11,233,573	25,482,168

(Increase) decrease in operating assets:
	Net option premiums	?		3,973,725
	Interest receivable (Morgan Stanley DW)	(257,114)	(102,891)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(163,317)	1,020,252
	Accrued management fees	(43,924)	334,232
	Accrued incentive fees	        598,853	        (4,635,092)

Net cash provided by (used for) operating activities	  (58,956,708)	   71,974,812


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	53,102,496	 71,715,934
Cash paid from redemptions of Units	   (19,750,703)	  (11,694,292)

Net cash provided by financing activities	    33,351,793	    60,021,642

Net increase (decrease) in cash	(25,604,915)	131,996,454

Balance at beginning of period	   745,974,904	  483,512,056

Balance at end of period	  720,369,989	  615,508,510





	The accompanying notes are an integral part of these financial statements.





       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Technical L.P. (the ?Partnership?).
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company, Inc., Chesapeake Capital Corporation, John W. Henry & Company, Inc., and Winton Capital Management Limited (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of the month?s average daily Net Assets at a rate equal to a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No.
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                 Net Unrealized Gains (Losses)
            on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$

Mar. 31, 2005	22,351,529	(6,243,352)	16,108,177	Sep. 2006	Jun. 2005
Dec. 31, 2004	  15,108,739   12,233,011	27,341,750	Jun. 2006	Mar. 2005
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $742,721,518 and $761,083,643 at March 31, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General.  The Partnership?s results depend on the Trading
Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of futures results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(51,293,719) and expenses totaling $19,031,060, resulting in a net loss of $70,324,779 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $23.63 at December 31, 2004 to $21.50 at March 31, 2005.

The most significant trading losses of approximately 7.5% were incurred in the currency markets, during January and March, from long positions in various foreign currencies versus the U.S dollar. During January, long positions in the Swiss franc, euro, British pound, and Japanese yen versus the U.S. dollar yielded losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit numbers, and speculation for higher U.S. interest rates. The U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of Chinese yuan-revaluation for the foreseeable future. During March, long positions in the British pound and Swiss franc versus the U.S. dollar experienced losses after the value of the U.S. dollar reversed sharply higher, benefiting from higher U.S. interest rates and consumer prices. Additional Partnership losses of approximately 1.6% resulted in the global interest rate sector during February from long positions in Australian and European interest rate futures as prices reversed lower after positive economic data and expectations for higher interest rates
       reduced investor demand for fixed-income investments.
Further losses of approximately 0.9% occurred in the agricultural markets during February and March. During February, short futures positions in the soybean complex, wheat, and corn experienced losses as prices reversed higher on news of extremely cold weather in the growing regions of the United States and rumors of a reduction in world output during 2005. Additional losses during February were experienced from long futures positions in lean hogs as prices weakened on news of a reduction in demand. Long lean hog futures experienced further losses during March as prices declined on speculative selling. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 2.5% achieved in the energy sector, during February and March, from long positions in crude oil and its related products as prices moved higher amid increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and concern that OPEC members were against increasing production. Gains achieved during March from long futures positions in crude oil and its related products resulted after OPEC ministers did not announce plans to increase output. Low inventory data, reported by the U.S. Energy Information Administration, and the weaker U.S. dollar early in the month also triggered crude oil demand from countries such as Japan and China. Finally, prices soared at the end of the month after Goldman Sachs analysts warned that oil prices could reach $105 a barrel in the future. Additional sector gains were achieved from
       long futures positions in natural gas as prices advanced in tandem with crude oil prices. Additional Partnership gains of approximately 0.4% recorded in the metals markets occurred during February from long futures positions in base metals as prices advanced due to a weaker U.S. dollar and news of strong demand from key markets such as China. Smaller Partnership gains of approximately 0.3% achieved in the global stock index markets resulted during February from long positions in European equity index futures as equity prices moved higher amid successful elections in Iraq and lower-than-expected U.S. unemployment data. Stronger-than-expected growth in the U.S. Gross Domestic Product pushed prices higher as investors welcomed the benefits of an improving global economy.

For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $72,341,653 and expenses totaling $26,439,235, resulting in net income of $45,902,418 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit increased from $22.64 at December 31, 2003 to $24.55 at March 31, 2004.

The most significant trading gains of approximately 6.3% were achieved in the global interest rate markets. Long positions in European and U.S. interest rate futures profited as global bond prices rallied during the quarter in response to weak economic data, reports from central banks, such as the European Central
       Bank and U.S. Federal Reserve, that highlighted a lack of inflation and safe-haven buying following the terrorist attack in Madrid. Profits of approximately 2.8% were recorded in the metals markets throughout the quarter from long futures positions in base metals, such as copper, aluminum, and zinc, and precious metals such as silver. Industrial metals prices trended higher during the quarter in response to greater demand from Asia driven by a declining U.S. dollar. Long futures positions in silver also benefited from a lower U.S. dollar value and contributed to sector gains. Additional gains of approximately 2.3% were established in the energy markets, primarily during February. Long futures positions in crude oil and its related products recorded gains as prices rallied in response to low market supply, falling inventory levels, and a production-cut announcement from OPEC. Gains of approximately 1.0% were generated in the currency markets during January and February from long positions in the British pound versus the U.S. dollar. During January, the British pound advanced as the dollar sold off due to imbalanced U.S. Current-Account deficits, interest rate differentials between the U.S. and most other major economies, and concerns for potential terrorist attacks against U.S. interests. During February, the British pound continued to benefit amid an increase in U.K. interest rates. Long euro cross-rate positions also supplied gains during the quarter. Smaller gains of approximately 0.3% in the agricultural markets resulted from long futures positions in corn, soybeans, and soybean-related products as prices for these commodities drew
       strength from increased exports abroad and greater demand from Asia. Finally, the global stock index markets generated gains of approximately 0.2% obtained largely during February. Long positions in Asian stock index futures profited as Asian equity prices finished higher due to continued optimism regarding an economic recovery in Japan.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $742 million and $661 million, respectively.

Primary Market	    March 31, 2005	 March 31, 2004
Risk Category	    Value at Risk	Value at Risk

Equity					(2.19)%  			   (0.91)%
Currency					(1.64)    			   (0.58)
Interest Rate				(1.23)    			   (1.94)
Commodity					(2.65)    			   (2.04)
Aggregate Value at Risk		(4.63)%			   (3.09)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category        High      Low      Average
Equity						(2.78)%	(1.02)%	(1.92)%
Currency						(2.39)	(1.06)	(1.56)
Interest Rate					(4.27)	(0.79)	(2.30)
Commodity						(2.65)	(0.80)	(1.53)
Aggregate Value at Risk			(4.68)%	(2.55)%	(4.06)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future
       financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 83% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2005, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at March 31, 2005 was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At March 31, 2005, the Partnership?s primary exposures were to the Euro Stoxx 50 (Europe), NASDAQ (U.S.), DAX (Germany), and CAC 40 (France) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at March 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2005, the Partnership?s major exposures were to the euro, Japanese yen, Swedish krona, Swiss franc, Australian dollar, New Zealand dollar, Norwegian krone, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at March 31, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the
    Partnership's
profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to
       long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At March 31, 2005, the Partnership had market exposure in the energy sector. Exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	At March 31, 2005, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals such as copper, aluminum, zinc, nickel, lead, and tin, and precious metals such as gold, silver, and to a lesser extent, palladium and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize the trading system(s) to take
       positions when market opportunities develop, and
Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, lean hogs, and coffee markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.


Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2005 were in euros, Australin dollars, British pounds, New Zealand dollars, Japanese yen, Hong Kong dollars, and South African rand. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially
       the same manner in all market categories traded.  Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal controls or in other factors that could
       significantly affect these controls subsequent to the date of their evaluation.



       PART II.  OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
				      SEC
Registration Statement on Form S-1  Units Registered   Effective Date
   File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	9,000,000.000		January 31, 1996	333-00494
Additional Registration	5,000,000.000 	  April 30, 1996	      333-03222
Additional Registration	5,000,000.000 	  May 11, 1998   	      333-47831
Additional Registration	10,000,000.000   	January 21, 1999	333-68779
Additional Registration	1,000,000.000  	April 30, 2002	333-84652
Additional Registration	10,000,000.000	April 28, 2003	333-104001
Additional Registration	  40,000,000.000	April 28, 2004	333-113397
 Total Units Registered         84,000,000.000

Units sold through 3/31/05	      52,553,781.976
Units unsold through 3/31/05	   31,446,218.024


The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2005 was $900,177,894.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as a part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.

Item 6.  EXHIBITS
3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated April 25, 2005, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on April 29, 2005.
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
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 25, 2005, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1993 on April
29, 2005.
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
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated April
25, 2005, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on April 29, 2005.
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

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 16, 2005          By:   /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
























1349: