Form 10-Q
period 2005-06-30
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2005-08-11
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2005
 		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2005 and 2004 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2005 and 2004 (Unaudited)	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-26

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	27-40

Item 4.	Controls and Procedures	.40


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds	41-42

Item 5.	Other Information	42

Item 6.	Exhibits	42-45



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF FINANCIAL CONDITION

	  June 30,	     December 31,
                         2005      	        2004
	  $	      $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	 746,928,715	745,974,904

	Net unrealized gain on open contracts (MS&Co.)	42,518,341   	22,634,674
	Net unrealized gain (loss) on open contracts (MSIL)	    (6,557,088)	     4,707,076

	     Total net unrealized gain on open contracts	   35,961,253	   27,341,750

	     Total Trading Equity	782,889,968 	773,316,654

Subscriptions receivable	8,003,371 	17,135,652
Interest receivable (Morgan Stanley DW)	     1,375,782	     1,000,293

	     Total Assets	 792,269,121	 791,452,599

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	12,680,474 	6,466,684
Accrued brokerage fees (Morgan Stanley DW)	4,444,881 	4,629,988
Accrued management fees	1,572,694	     1,632,040
Accrued incentive fee	                             667,470                                ?

	     Total Liabilities	   19,365,519	   12,728,712

Partners? Capital

Limited Partners (34,283,319.147 and
	32,613,627.616 Units, respectively)	764,660,521 	770,511,257
General Partner (369,576.001 and
     347,618.087 Units, respectively) 	     8,243,081	      8,212,630

	     Total Partners? Capital	 772,903,602 	 778,723,887

	     Total Liabilities and Partners? Capital	 792,269.121	 791,452,599


NET ASSET VALUE PER UNIT	            22.30	            23.63

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




           For the Three Months	                             For the Six Months
  	        Ended June 30,     	                          Ended June 30,


          2005   	        2004    	       2005   	    2004
                                                                                   $	               $		           $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   3,915,438		    1,129,353 		   7,088,863	       2,152,545

EXPENSES
	Brokerage fees (Morgan Stanley DW)	13,210,222	11,524,351	26,815,880	22,227,380
	Management fees	4,687,805      	    4,120,274	9,514,354		   7,952,331
	Incentive fees	      898,379	          ?            	   1,497,232		   11,904,149

		   Total Expenses 	  18,796,406	   15,644,625	   37,827,466		   42,083,860

NET INVESTMENT LOSS 	  (14,880,968)	   (14,515,272)	   (30,738,603)		  (39,931,315)

TRADING RESULTS
Trading profit (loss):
	Realized	23,386,823 	(61,565,222)	(19,846,748)		35,235,407
	Net change in unrealized	   19,853,076	   (39,165,401) 	   8,619,503		   (64,647,569)

		   Total Trading Results	   43,239,899	         (100,730,623)	  (11,227,245)		  (29,412,162)

NET INCOME (LOSS)                                       28,358,931		  (115,245,895)	  (41,965,848)		 (69,343,477)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	28,062,323	  (114,021,067)	(41,516,299)		(68,597,682)
	General Partner 	296,608	(1,224,828)	(449,549)		(745,795)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  	    0.80                      (4.16)	(1.33) 		(2.25)
	General Partner                                                   	    0.80                      (4.16)	(1.33)		(2.25)





	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2003	23,774,204.324	532,266,109	5,918,169	538,184,278

Offering of Units	7,286,079.110	 165,895,711         1,540,000		167,435,711

Net Loss                                                              ?      	   	(68,597,682)	(745,795)	(69,343,477)

Redemptions	    (1,161,997.487)	  (26,745,649)	              ?     	 (26,745,649)

Partners? Capital,
   June 30, 2004	  29,898,285.947	 602,818,489	 6,712,374	 609,530,863





Partners? Capital,
   December 31, 2004	32,961,245.703	770,511,257	8,212,630	778,723,887

Offering of Units	4,126,926.181	 88,050,168            480,000		88,530,168

Net Loss                                                              ?      	   	(41,516,299)	(449,549)	(41,965,848)

Redemptions	    (2,435,276.736)	  (52,384,605)	              ?     	 (52,384,605)

Partners? Capital,
   June 30, 2005	  34,652,895.148	 764,660,521	 8,243,081	 772,903,602








The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	       For the Six Months Ended June 30,

	      2005     	      2004
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(41,965,848)	(69,343,477)
Noncash item included in net loss:
	Net change in unrealized	(8,619,503)	64,647,569

(Increase) decrease in operating assets:
	Net option premiums	?    	3,973,725
	Interest receivable (Morgan Stanley DW)	(375,489)	(92,817)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(185,107)	821,667
	Accrued management fees	(59,346)	264,653
	Accrued incentive fees	         667,470	   (4,924,640)

Net cash used for operating activities	   (50,537,823)	   (4,653,320)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	97,662,449	161,394,980
Cash paid from redemptions of Units	   (46,170,815)	    (25,919,202)

Net cash provided by financing activities	   51,491,634	   135,475,778

Net increase in cash	953,811	130,822,458

Balance at beginning of period	    745,974,904	    483,512,056

Balance at end of period	   746,928,715	    614,334,514



	The accompanying notes are an integral part of these financial statements.








       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

Effective July 1, 2005, the monthly brokerage fee, payable by the Partnership to Morgan Stanley DW, will be reduced to a flat-rate of 1/12 of 6.00% of the Partnership?s Net Assets as of the first
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

day of each month (a 6.00% annual rate), from a flat-rate of 1/12 of 7.25% of the Partnership?s Net Assets as of the first day of each month (a 7.25% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.

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

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

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

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:


                      Net Unrealized Gains
            on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$

Jun. 30, 2005  17,499,045	18,462,208	35,961,253	Dec. 2006	Sep. 2005
Dec. 31, 2004	  15,108,739   12,233,011	27,341,750	Jun. 2006	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $764,427,760 and $761,083,643 at June 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during
       the period in question.  Past performance is no guarantee of futures results.

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

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $47,155,337 and expenses totaling $18,796,406, resulting in net income of $28,358,931 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $21.50 at March 31, 2005 to $22.30 at June 30, 2005.

The most significant trading gains of approximately 12.0% in the global interest rate markets resulted primarily from long positions in European interest rate futures. During the quarter, long European positions benefited from rising prices supported by weakness in equity markets, disappointing European economic data, speculation that certain hedge funds experienced significant trading losses, rejections by the European Central Bank to alter interest rates, and concerns for the future of the European integration process. Later in the quarter, prices strengthened amid a sharp reduction in Swedish interest rates, the release of weaker-than-expected French consumer spending, and higher oil prices. Long Japanese positions also benefited after prices increased during April due to weaker Japanese equity markets and then continued to gain during June after the release of weak Japanese economic data. Additional gains of approximately 4.2% were achieved in the currency markets from short positions in the euro and Swiss franc versus the U.S. dollar. During May, the U.S. dollar?s value increased after China downplayed rumors of a
       move toward a flexible exchange rate, while the value of the euro and Swiss franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Constitutional referendums would result in similar outcomes. During June, short euro and Swiss franc positions continued to profit as European currency values declined amid market pessimism for future European integration and the release of weak European economic data. The U.S. dollar also increased against other currencies in June following the ninth consecutive quarter-point increase in U.S. interest rates. A portion of the Partnership?s gains was offset by losses of approximately 3.7% in the energy markets from long futures positions in crude oil and its related products after prices reversed lower amid greater refinery production, slower demand growth, and weaker economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. Losses of approximately 2.8% were incurred from futures positions in coffee, sugar, lean hogs, and corn. During April long futures positions in coffee and sugar resulted in losses after prices reversed lower on technically-based selling. Long futures positions in lean hogs and live cattle also incurred losses during April as prices finished lower on news of a reduction in foreign export demand. Long futures positions in lean hogs continued to incur losses during May as prices moved lower in response to continued weakening demand. Long coffee positions also continued to experience losses during May after prices
       decreased amid sufficient supply to meet demand.
Additional losses during May stemmed from short futures positions in corn as prices increased due to weather-related concerns for newly-planted crops in U.S. growing regions. During June, long coffee positions resulted in further losses after prices fell amid news of growth in exports from coffee-producing countries. Losses were also recorded from short futures positions in sugar. Partnership losses of approximately 2.0% experienced in the metals markets resulted throughout the quarter from long futures positions in both base and precious metals. During April, May, and June, base metals resulted in losses as prices fell due to news of increases in supply, fears of weaker demand, and a stronger U.S. dollar. During May and June, losses also stemmed from long futures positions in precious metals as prices also reversed lower due to strength in the U.S. dollar. Smaller Partnership losses of approximately 1.1% were recorded in the global stock indices during May from short positions in U.S. stock index futures as prices finished higher due to the strength in the U.S. dollar.

The Partnership recorded total trading results including interest income totaling $(4,138,382) and expenses totaling $37,827,466, resulting in a net loss of $41,965,848 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $23.63 at December 31, 2004 to $22.30 at June 30, 2005.

       The most significant trading losses of approximately 3.7%
were incurred in the agricultural markets during February, March, and throughout the second quarter from positions in lean hogs, soybeans, soybean-related products, sugar, and cocoa. During February, short futures positions in the soybean complex and corn experienced losses as prices reversed higher on news of extremely cold weather in the growing regions of the U.S. and speculation of a reduction on world output during 2005. Additional losses during February, as well as during March, were experienced from long futures positions in lean hogs as prices weakened on news of a reduction in demand and speculative selling. During April long futures positions in coffee, sugar, and cocoa resulted in losses after prices reversed lower on technically-based selling, while long futures positions in lean hogs and live cattle also incurred losses as prices finished lower on news of a reduction in foreign export demand. Long futures positions in lean hogs continued to incur losses during May as prices moved lower in response to weaker demand. Long coffee positions also continued to experience losses during May after prices decreased amid sufficient supply to meet demand. Additional losses during May stemmed from short futures positions in corn as prices increased due to weather-related concerns for newly-planted crops in U.S. growing regions. During June, long coffee positions resulted in further losses after prices fell amid news of growth in exports from coffee-producing countries. Long futures positions in soybeans and its related products recorded losses during June as prices moved lower on news of increased supply, while short
       futures positions in sugar resulted in losses as prices moved higher on technically-based buying. Partnership losses of approximately 3.7% were recorded in the currency markets during January and March from long positions in the British pound and Swiss franc versus the U.S. dollar after the U.S. dollar?s value advanced in response to speculation that China would move toward a flexible exchange and amid expectations for higher U.S. interest rates. Losses of approximately 1.6% incurred in the metals markets resulted primarily during the second quarter from long futures positions in both precious and base metals. During May and June, losses stemmed from long precious metals positions after prices reversed lower due to strength in the U.S. dollar. During April, May, and June, long base metals positions resulted in losses as prices also fell due to news of increases in supply, fears of weaker demand, and a stronger U.S. dollar. The Partnership also experienced losses of approximately 1.3% in the energy markets due to long futures positions in crude oil and its related products during April as prices reversed lower amid greater refinery production, slower demand growth, and weaker economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. Smaller Partnership losses of approximately 0.8% were recorded in the global stock index markets primarily during May from short positions in U.S. stock index futures as prices finished higher due to strength in the U.S. dollar. A portion of the Partnership?s overall losses was offset by gains of approximately 10.2% in the global interest rate markets, primarily during the
       second quarter, from long positions in European and
Japanese interest rate futures. During the second quarter, long European positions benefited from rising prices supported by weakness in equity markets, disappointing European economic data, speculation that certain hedge funds experienced significant trading losses, rejections by the European Central Bank to alter interest rates, and concerns for the future of the European integration process. Later in the quarter, prices strengthened amid a sharp reduction in Swedish interest rates, the release of weaker-than-expected French consumer spending, and higher oil prices. Long Japanese positions also benefited after prices increased during April due to weaker Japanese equity markets and then continued to gain during June after the release of weak Japanese economic data.


For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(99,601,270) and expenses totaling $15,644,625, resulting in a net loss of $115,245,895 for the three months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $24.55 at March 31, 2004 to $20.39 at June 30, 2004.

The most significant trading losses of approximately 8.0% were recorded in the currency markets. During April, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the U.S. dollar surged following the release of stronger-than-
       expected U.S. jobs data.  The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. During May, short positions in the Japanese yen versus the U.S. dollar incurred losses as the U.S. dollar?s value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data during the latter half of May. Additional sector losses resulted from cross-rate positions in the euro versus the Australian dollar and the Swiss franc versus the Japanese yen. During June, the currency markets continued to prove difficult as losses were experienced primarily from short positions in the Japanese yen versus the U.S. dollar. Better-than-anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates led to a rise in the yen?s value versus the U.S. dollar. Additional Partnership losses of approximately 6.7% were incurred in the global interest rate markets, primarily during April and June. During April, long European, U.S., and Australian interest rate futures positions sustained losses as prices tumbled following the release of stronger-than-expected U.S. jobs data. Short positions in European interest rate futures experienced losses during June as prices reversed higher on weaker-than-expected economics reports and diminished expectations that the U.S. Federal Reserve would aggressively raise U.S. interest rates. Additional losses stemmed from short positions in Japanese interest rate futures as prices increased in June after the Bank of Japan voted to maintain interest rates close to zero.
       In the metals markets, losses of approximately 2.2% were recorded largely during April from long positions in both precious and base metals. The U.S. dollar propelled higher on positive economic data and as a result long futures positions in gold and silver recorded losses. Within the base metals markets, long positions in copper and aluminum incurred losses as prices weakened due to the strength of the U.S. dollar and fears of reduced demand from China. Further Partnership losses of approximately 1.1% stemmed from the global stock index markets. Despite news indicating that a sustainable global economic recovery was underway, global equity prices were weighed down during April by the continuing difficulties in Iraq, fears of global terrorism, and concerns of higher interest rates. Consequently, long positions in Asian and European stock indices recorded losses. During May, losses resulted from long positions in Japanese and European equity index futures as global equity prices were negatively impacted by geopolitical concerns and expanding energy prices. Smaller Partnership losses of approximately 0.9% were recorded in the agricultural markets from long corn and wheat futures positions as prices declined amid news of lower U.S. exports and increased plantings in the U.S. Corn Belt. A portion of the Partnership?s overall losses during the second quarter was offset by gains of approximately 3.5% achieved in the energy markets during April and May. Long futures positions in crude oil and its related products profited during April as prices moved higher on fears of potential terrorist activity in Saudi Arabia and news of problems with U.S.
       refineries.  Prices were later bolstered following a
disclosure from OPEC ministers regarding their intentions to discuss higher price targets at their meeting in June. During May, the Partnership generated further gains within the energy markets from long positions as prices surged past $41 a barrel, reaching twenty one year highs, amid fears of terrorist attacks on Saudi Arabian oil facilities and disruptions in Iraqi oil production.

The Partnership recorded total trading results including interest income totaling $(27,259,617) and expenses totaling $42,083,860, resulting in a net loss of $69,343,477 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $22.64 at December 31, 2003 to $20.39 at June 30, 2004.

The most significant trading losses of approximately 7.1% were incurred in the currency markets. Losses were incurred during March from short positions in the Japanese yen versus the U.S. dollar as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. During April, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the U.S. dollar surged during the month following the release of stronger-than-expected U.S. jobs data. During May, short positions in the Japanese yen versus the U.S. dollar sustained losses as the U.S. dollar?s value declined in response to fears of potential terrorist attacks, expanding
       energy prices, and the release of weaker-than-expected economic data during the latter half of May. During June, the currency markets continued to prove difficult as losses were experienced primarily from short positions in the Japanese yen versus the U.S. dollar as better-than-anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates pushed the yen higher versus the U.S. dollar. Losses of approximately 0.9% were experienced in the global stock index markets during March, April, and May. Long positions in European and U.S. stock index futures incurred losses during those months as equity prices fell in response to the terror attacks in Madrid, continuing difficulties in Iraq, fears of global terrorism, and concerns of higher interest rates. In the global interest rate markets, losses of approximately 0.8% resulted primarily during April and June from positions in U.S., Australian, and European interest rate futures. During April, long positions returned losses as prices tumbled following the release of stronger-than-expected U.S. jobs data. Short positions in European interest rate futures experienced losses during June as prices reversed higher on weaker-than-expected economics reports and diminished expectations that the U.S. Federal Reserve would aggressively raise interest rates. Smaller losses of approximately 0.6% were recorded in the agricultural markets during January and throughout the second quarter, primarily from positions in coffee futures. During January, short coffee futures positions experienced losses as prices reversed higher amid tight global supply and covering of short
       positions.  Long coffee futures positions experienced losses as prices reversed lower during June in response to an increase in Brazilian crop estimates and mild weather in growing regions. Contributing to sector losses were long futures positions in wheat and corn during April as prices reacted negatively in response to news of lower U.S. exports and increased plantings in the U.S. Corn Belt. A portion of the Partnership?s overall losses during the first six months of the year was offset by gains of approximately 5.8% achieved in the energy markets during February, April, and May. Long futures positions in crude oil and its related products benefited during February from lower market supply, falling inventory levels, and an announcement from OPEC stating that members would cut production. During April and May, prices moved higher amid fears of potential terrorist activity in Saudi Arabia and news of problems with U.S. refineries. Prices were later bolstered following a disclosure from OPEC ministers regarding their intentions to discuss higher price targets at their meeting in June.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK


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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $773 million and $610 million, respectively.

Primary Market	    June 30, 2005	June 30, 2004
Risk Category	    Value at Risk	Value at Risk

Interest Rate				(3.20)%			   (0.79)%
Equity					(2.51)  			   (1.70)
Currency					(1.91)    			   (1.06)
Commodity					(1.71)    			   (1.21)
Aggregate Value at Risk		(4.36)%			   (2.55)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category        High      Low      Average
Interest Rate					(4.27)%	(1.23)%	(2.90)%
Equity						(2.78)	(1.02)	(2.12)
Currency						(2.39)	(1.14)	(1.77)
Commodity						(2.65)	(0.80)	(1.66)
Aggregate Value at Risk 			(4.68)%	(4.36)%	(4.52)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future
       financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 83% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
       The following qualitative disclosures regarding the
Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

       Interest Rate.  The primary market exposure of the
Partnership at June 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, Japanese, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at June 30, 2005 was to equity price risk in the G-7 countries.
The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At June 30, 2005, the Partnership?s primary exposures were to the FTSE 100
       (Britain), Euro Stoxx 50 (Europe), DAX (Germany), CAC 40
(France), and Taiwan (Taiwan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at June 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2005, the Partnership?s major exposures were to Swiss franc, Japanese yen, British pound, Australian dollar, euro, New Zealand dollar, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Energy. At June 30, 2005, the Partnership had market exposure in the energy sector. Exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	At June 30, 2005, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals such as copper, nickel, zinc, aluminum, lead, and tin, and to precious metals such as gold, silver, and to a lesser extent, palladium and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At June 30, 2005, the
Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, live cattle, and soybean markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.


Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2005 were in euros, British pounds, Australian dollars, Canadian dollars, South African rand, Japanese yen, and Swedish krona. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership,
       each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                  PART II.  OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
				      SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	9,000,000.000		January 31, 1996	333-00494
Additional Registration	5,000,000.000 	  April 30, 1996	      333-03222
Additional Registration	5,000,000.000 	  May 11, 1998   	      333-47831
Additional Registration	10,000,000.000   	January 21, 1999	333-68779
Additional Registration	1,000,000.000  	April 30, 2002	333-84652
Additional Registration	10,000,000.000	April 28, 2003	333-104001
Additional Registration	  40,000,000.000	April 28, 2004	333-113397
 Total Units Registered         84,000,000.000

Units sold through 6/30/05	     54,112,201.303
Units unsold through 6/30/05	  29,887,798.697


The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2005 was $932,982,656.

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

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.

Item 6.  EXHIBITS
3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated April 25, 2005, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on April 29, 2005.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999 (changing its name from
Dean Witter Spectrum Technical L.P.), is incorporated by
reference to Exhibit 3.03 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-68779)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name from Morgan Stanley Dean Witter Spectrum Technical L.P.), is incorporated by reference to Exhibit 3.01 of the Partnership?s Form 8-K (File No. 0-26338) filed with the
Securities and Exchange Commission on November 1, 2001.

10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Campbell & Company, Inc. is
incorporated by reference to Exhibit 10.01 of the
Partnership?s Form 10-K (File No. 0-26338) for fiscal
year ended December 31, 1998 filed with the Securities
and Exchange Commission on March 31, 1999.
10.01(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Demeter, and Campbell &
Company, Inc. is incorporated by reference to Exhibit
10.02 of the Partnership?s Form 8-K (File No. 0-26338)
filed with the Securities and Exchange Commission on
January 3, 2001.
10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Chesapeake Capital
Corporation is incorporated by reference to Exhibit 10.02
of the Partnership?s Form 10-K (File No. 0-26338) for
fiscal year ended December 31, 1998 filed with the
Securities and Exchange Commission on March 31, 1999.
10.03	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and John W. Henry & Co. is
incorporated by reference to Exhibit 10.03 of the
Partnership?s Form 10-K (File No. 0-26338) for fiscal
year ended December 31, 1998 filed with the Securities
and Exchange Commission on March 31, 1999.
10.03(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Demeter, and John W.
Henry & Company, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-
26338) filed with the Securities and Exchange Commission
on January 3, 2001.
10.04	Management Agreement, dated as of January 1, 2004, among
the Partnership, Demeter, and Winton Capital Management
Limited is incorporated by reference to Exhibit 10.04 of
the Partnership?s Form 8-K (File No. 0-26338), filed with
the Securities & Exchange Commission on February 24,
2004.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership?s Prospectus, dated April 25, 2005, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1993 on April
29, 2005.

10.08	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Strategic L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, the escrow agent, is incorporated by
reference to Exhibit 10.08 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-68779)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.09	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated April
25, 2005, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on April 29, 2005.
10.10	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-26338) filed
with the Securities and Exchange Commission on November
1, 2001.
10.10(a)	Amendment No. 1 to the Amended and Restated Customer
Agreement between the Partnership and Morgan Stanley DW
Inc., dated July 1, 2005, is filed herewith.
10.11	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-26338) filed with the Securities and Exchange
Commission on November 1, 2001.
10.12	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No.
0-26338) filed with the Securities and Exchange
Commission on November 1, 2001.
10.13	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-26338) filed with the
Securities and Exchange Commission on November 1, 2001.

10.14	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-26338)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 15, 2005       By:   /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



















1538: