Form 10-Q
period 2005-09-30
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2005-11-14
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes            No     X

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2005
 		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2005 and 2004 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2005 and 2004
		(Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-28

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	29-42

Item 4.	Controls and Procedures	.42


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds	43-44

Item 6.	Exhibits	44


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF FINANCIAL CONDITION

	  September 30,	     December 31,
                        2005      	        2004
	  $	      $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	719,909,906 	745,974,904

	Net unrealized gain on open contracts (MS&Co.)	   29,818,171	22,634,674
	Net unrealized gain on open contracts (MSIL)	     8,727,223	     4,707,076

	     Total net unrealized gain on open contracts	    38,545,394	   27,341,750

	     Total Trading Equity	758,455,300 	773,316,654

Subscriptions receivable	8,408,311 	17,135,652
Interest receivable (Morgan Stanley DW)	      1,661,510	     1,000,293

	     Total Assets	  768,525,121	 791,452,599

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	15,994,545 	6,466,684
Accrued brokerage fees (Morgan Stanley DW)	3,817,535 	4,629,988
Accrued management fees	     1,648,361	      1,632,040

	     Total Liabilities	   21,460,441	     12,728,712

Partners? Capital

Limited Partners (33,656,593.780 and
	32,613,627.616 Units, respectively)	738,950,421 	770,511,257
General Partner (369,576.001 and
     347,618.087 Units, respectively) 	       8,114,259	      8,212,630

	     Total Partners? Capital	   747,064,680 	 778,723,887

	     Total Liabilities and Partners? Capital	  768,525,121	 791,452,599


NET ASSET VALUE PER UNIT	              21.96	            23.63

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




                         For the Three Months	                               For the Nine Months
  	        Ended September 30,     	                         Ended September 30,


                           2005   	        2004    	       2005   	    2004
                                     $	               $           $ 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   4,814,945		    1,543,128 		   11,903,808	       3,695,673

EXPENSES
	Brokerage fees (Morgan Stanley DW)	11,522,797	10,846,076	38,338,677	33,073,456
	Management fees	4,957,127      	    3,879,482	14,471,481		   11,831,813
	Incentive fees	   1,171,215	          ?            	   2,668,447		    11,904,149

		   Total Expenses 	  17,651,139	   14,725,558	  55,478,605		   56,809,418

NET INVESTMENT LOSS 	  (12,836,194)	  (13,182,430)	  (43,574,797)		  (53,113,745)

TRADING RESULTS
Trading profit (loss):
	Realized	(1,753,661) 	(72,101,563)	(21,600,409)		(36,866,156)
	Net change in unrealized	   2,584,141	   62,053,901 	   11,203,644	  	    (2,593,668)
			830,480	(10,047,662)	(10,396,765)		(39,459,824)
Proceeds from Litigation Settlement	           ?          	            3,018	          ?        		           3,018

		   Total Trading Results	       830,480	         (10,044,644)	  (10,396,765)		 (39,456,806)

NET LOSS                                                        (12,005,714)		  (23,227,074)	  (53,971,562)		   (92,570,551)

NET LOSS ALLOCATION

	Limited Partners	(11,876,892)	  (22,966,610)	(53,393,191)		(91,564,292)
	General Partner 	(128,822)	(260,464)	(578,371	)	(1,006,259)


NET LOSS PER UNIT

	Limited Partners                          	    (0.34)                    (0.79)              (1.67)	(3.04)
	General Partner                             	    (0.34)                    (0.79)	(1.67)	(3.04)




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2003	23,774,204.324	532,266,109	5,918,169	538,184,278

Offering of Units	9,579,939.184	 209,925,125         1,900,000		211,825,125

Net Loss                                                              ?      	   	(91,564,292)	(1,006,259)	(92,570,551)

Redemptions	    (1,757,257.274)	  (38,267,503)	              ?     	 (38,267,503)

Partners? Capital,
   September 30, 2004	  31,596,886.234	 612,359,439	 6,811,910	 619,171,349





Partners? Capital,
   December 31, 2004	32,961,245.703	770,511,257	8,212,630	778,723,887

Offering of Units	5,401,885.201	 116,271,283            480,000		116,751,283

Net Loss                                                              ?      	   	(53,393,191)	(578,371)	(53,971,562)

Redemptions	    (4,336,961.123)	  (94,438,928)	              ?     	 (94,438,928)

Partners? Capital,
   September 30, 2005	  34,026,169.781	 738,950,421	 8,114,259	 747,064,680







The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	       For the Nine Months Ended September 30,

	      2005     	      2004
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(53,971,562)	(92,570,551)
Noncash item included in net loss:
	Net change in unrealized	(11,203,644)	2,593,668

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	(661,217)	(273,832)
	Net option premiums	?       	3,973,725

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(812,453)	630,494
	Accrued management fees	16,321	188,725
	Accrued incentive fees	             ?     	   (4,924,640)

Net cash used for operating activities	  (66,632,555)	  (90,382,411)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	125,478,624	214,053,841
Cash paid from redemptions of Units	   (84,911,067)	    (37,152,547)

Net cash provided by financing activities	    40,567,557	   176,901,294

Net increase (decrease) in cash	(26,064,998)	86,518,883

Balance at beginning of period	    745,974,904	    483,512,056

Balance at end of period	   719,909,906	    570,030,939





	The accompanying notes are an integral part of these financial statements.






       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

Effective July 1, 2005, the monthly brokerage fee, payable by the Partnership to Morgan Stanley DW, was reduced to a flat-rate of 1/12 of 6.00% of the Partnership?s Net Assets as of the first day
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of each month (a 6.00% annual rate), from a flat-rate of 1/12 of 7.25% of the Partnership?s Net Assets as of the first day of each month (a 7.25% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.

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

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:


                      Net Unrealized Gains
            on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$

Sep. 30, 2005	  33,913,670    4,631,724	38,545,394	Mar. 2007	Dec. 2005
Dec. 31, 2004	  15,108,739   12,233,011	27,341,750	Jun. 2006	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $753,823,576 and $761,083,643 at September 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of futures results.

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


For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $5,645,425 and expenses totaling $17,651,139, resulting in a net loss of $12,005,714 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $22.30 at June 30, 2005 to $21.96 at September 30, 2005.

The most significant trading losses of approximately 10.2% were incurred in the global interest rate sector from positions in European, U.S., Japanese, Australian, and Canadian interest rate futures. During July, long positions in European, U.S., and Japanese interest rate futures resulted in losses as prices reversed lower during the month. European fixed-income prices declined amid strength in regional equity markets, and news of terrorist attacks on the London transport network also weighed on European bond prices. Long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. Within the Japanese interest rate markets, losses were recorded as prices declined following positive comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in European,
       U.S., and Japanese fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Prices for U.S. interest rate futures also rallied on growing speculation that the U.S. Federal Reserve would stop raising interest rates sooner than previously thought due to the potential economic effects caused by Hurricane Katrina, while European fixed income prices advanced amid expectations that the European Central Bank governing council would once again leave interest rates unchanged after its summer break. Within Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July, which clouded prospects for the Japanese economy, also contributed to higher prices. During September, long positions in European and U.S. fixed-income futures incurred losses as prices weakened after measurements of Hurricane Katrina?s economic impact revealed that they were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would leave European interest rates unchanged at their upcoming meeting, despite the fact that European Central Bank representatives had openly discussed the eventual need to hike rates due to concern for inflation risks. Long positions in Australian bond futures recorded losses as prices declined after Australia's largest ever annual jobs gain initiated speculation that the Reserve Bank of Australia would perhaps reconsider its stance on interest rates and lean towards future interest rate
       tightening.  Additional losses stemmed from long positions in Canadian interest rate futures as prices finished lower on strength in the equity markets and as the Bank of Canada raised its key interest rate for the first time in 11 months. In the currency markets, the Partnership experienced losses of approximately 2.2% primarily during August from long U.S. dollar positions against the British pound, Swiss franc, and euro, as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Smaller Partnership losses of approximately 1.5% were experienced in the agricultural markets from short futures positions in live cattle, lean hogs, cotton, as well as from long futures positions in the soybean complex and coffee. During July, short futures positions in live cattle recorded losses after prices reversed higher in response to lower slaughter rates. During August, losses resulted from long futures positions in the soybean complex as prices reversed lower due to forecasts for supply increases spurred by moisture in parts of the U.S. growing regions. Short futures positions in lean hogs also returned losses during August after prices rose in response to reports of lower slaughter rated from the U.S. Department of Agriculture. During September, losses stemmed from short futures positions in live cattle and cotton, as well as from long futures
positions in coffee.   Live cattle prices rose amid higher
slaughter rates caused by increases in market demand, while cotton prices reversed higher in response to technically-based
       buying.  Meanwhile, coffee prices fell on news of growth in global crops from countries such as Brazil and Colombia. A portion of the Partnership?s overall losses during the quarter was offset by gains of approximately 7.4% recorded in the energy markets primarily during August from long positions in crude oil and its related products, and natural gas as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch new record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. Gains of approximately 5.5% resulted in the global stock index markets during July and September from long positions in Pacific Rim, European, and U.S. stock index futures as prices increased amid positive economic data out of the U.S. and Japan, a strong U.S. jobs number, and better-than-expected Japanese corporate earnings. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices further. During September, long positions in Japanese stock index futures continued to gain as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch. Additional sector gains resulted from long positions in European stock index futures as oil prices declined
       and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Smaller gains of approximately 1.3% were recorded in the metals markets from long futures positions in copper and gold as prices moved higher during the quarter in response to supply tightness and strong global demand.

The Partnership recorded total trading results including interest income totaling $1,507,043 and expenses totaling $55,478,605, resulting in a net loss of $53,971,562 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $23.63 at December 31, 2004 to $21.96 at September 30, 2005.

The most significant trading losses of approximately 5.8% were incurred in the currency markets during January, March, and August. During the first quarter, losses were recorded from long positions in the British pound and Swiss franc versus the U.S. dollar after the U.S. dollar?s value advanced in response to speculation that China would move toward a flexible exchange and amid expectations for higher U.S. interest rates. During August, long U.S. dollar positions against the British pound and Swiss franc resulted in losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Losses in the agricultural markets of approximately 5.2% resulted from positions in lean
       hogs, live cattle, the soybean complex, wheat, cocoa, sugar, and cotton. During the first quarter, losses were experienced from short futures positions in the soybean complex, wheat, and corn as prices reversed higher on news of extremely cold weather in the growing regions of the United States and rumors of a reduction on world output during 2005. Additional losses were experienced from long futures positions in lean hogs as prices weakened on news of a reduction in demand. Long lean hog futures experienced further losses during March as prices declined on speculative selling. During April, long futures positions in cocoa and sugar resulted in losses after prices reversed lower on technically-based selling. Long futures positions in lean hogs and live cattle also incurred losses as prices finished lower on news of a reduction in foreign export demand. Long futures positions in lean hogs continued to incur losses as prices moved lower during May in response to continued weakening demand. Additional losses during the second quarter stemmed from short futures positions in corn as prices increased due to weather-related concerns for newly-planted crops in U.S. growing regions. Losses were also recorded late in the second quarter from short futures positions in sugar as prices declined on technically-based selling. In the global interest rate markets, losses of approximately 1.0% were incurred primarily during the third quarter from positions in Australian and U.S. interest rate futures. During July, long positions in U.S. interest rate futures resulted in losses as prices declined following a rise in interest rates and after the U.S. Labor
       Department released its June employment report.  During
August, short positions in U.S. fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina and growing speculation that the U.S. Federal Reserve would stop raising interest rates sooner than previously thought. During September, long positions in Australian bond futures recorded losses as prices declined after Australia's largest ever annual jobs gain initiated speculation that the Reserve Bank of Australia would perhaps reconsider its stance on interest rates and lean towards future interest rate tightening. Additional losses stemmed from long positions in U.S. fixed-income futures as prices weakened after measurements of Hurricane Katrina?s economic impact revealed that they were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. Smaller Partnership losses of approximately 0.3% were incurred in the metals markets, primarily during the second quarter, from long futures positions in precious metals as prices reversed lower due to strength in the U.S. dollar. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 6.0% achieved in the energy markets, primarily during August, from long positions in crude oil and its related products, and natural gas as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. Additional gains of
       approximately 4.7% were experienced in the global stock index markets, primarily during the third quarter, from long positions in European and Pacific Rim stock index futures as prices increased amid positive economic data out of the U.S. and Japan, a strong U.S. jobs number, and better-than-expected Japanese corporate earnings. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices further. During September, long positions in Japanese stock index futures continued to gain as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch. Additional sector gains resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $(8,501,516) and expenses totaling $14,725,558, resulting in a net loss of $23,227,074 for the three months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $20.39 at June 30, 2004 to $19.60 at September 30, 2004.

       The most significant trading losses of approximately 4.3%
were recorded in the global stock index markets, primarily during July and August. During July, long positions in U.S., European, and Japanese stock index futures experienced losses as prices reversed lower due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. During August, short positions in European and Japanese equity index futures recorded losses as prices reversed higher in response to falling energy prices and better-than-expected results for U.S. Gross Domestic Product and consumer sentiment data. Additional losses of approximately 3.5% were incurred in the currency markets, primarily during July and August. During July, long positions in the Japanese yen, euro, Swiss franc, British pound, and Australian dollar, all versus the U.S. dollar, resulted in losses as the U.S. dollar?s value strengthened in response to upbeat market sentiment, the U.S. Federal Reserve Chairman Alan Greenspan?s optimistic assessment of the U.S. economy, and a jump in U.S. consumer confidence data. During August, positions in the euro relative to the U.S. dollar recorded negative performance as the euro experienced short-term volatility due to conflicting economic data and surging energy prices. Additional losses resulted from short positions in the Japanese yen versus the U.S. dollar as the U.S. dollar?s value decreased against the yen under pressure from concerns for the rate of U.S. economic growth and soft economic data. Losses of approximately 1.6% resulted in the agricultural markets from positions in cocoa.
       During July, short positions experienced losses as prices hit five-month highs, driven by speculative buying and lower market supply. During September, long positions incurred losses as prices reversed lower amid news of easing geopolitical tensions from the Ivory Coast, the world?s top cocoa producer. Smaller losses of approximately 0.6% resulted in the metals markets during July from long futures positions in base and precious metals. A slowdown in demand from China negatively affected prices for industrial metals, while precious metals prices fell amid a rebound in the value of the U.S. dollar. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 5.6% achieved in the energy markets throughout the quarter from long futures positions in crude oil and its related products as crude oil prices trended higher reaching historical highs amid heavy market demand and concerns for supply. Additional gains of approximately 2.9% resulted in the global interest rates markets, primarily during August, from long positions in European, U.S., and Japanese interest rate futures as bond prices trended higher, boosted by a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports.

The Partnership recorded total trading results including interest income totaling $(35,761,133) and expenses totaling $56,809,418, resulting in a net loss of $92,570,551 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit
       decreased from $22.64 at December 31, 2003 to $19.60 at
September 30, 2004.


The most significant trading losses of approximately 10.4% were incurred in the currency markets. Losses were incurred during March from short positions in the Japanese yen versus the U.S. dollar as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. During April, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. During May, short positions in the Japanese yen versus the U.S. dollar sustained losses as the U.S. dollar?s value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data during the latter half of May. During June, the currency markets continued to prove difficult as losses were experienced primarily from short positions in the Japanese yen versus the U.S. dollar as the yen climbed higher in response to better-than-anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates. During July, long positions in the Japanese yen, euro, Swiss franc, British pound, and Australian dollar, all versus the U.S. dollar, resulted in losses as the U.S. dollar?s value strengthened in response to upbeat market sentiment, the U.S. Federal Reserve Chairman Alan Greenspan?s optimistic assessment of the U.S. economy, and a jump in U.S. consumer confidence data. During
       August, positions in the euro relative to the U.S. dollar were unprofitable as the euro experienced short-term volatility due to conflicting economic data and surging energy prices. Additional losses resulted from short positions in the Japanese yen versus the U.S. dollar as the U.S. dollar?s value decreased due to concerns for the rate of U.S. economic growth caused by the release of soft economic data. Losses of approximately 5.1% were experienced in the global stock index markets, during the second and third quarters of the year, from positions in European, U.S., and Japanese stock index futures. Long positions in European and U.S. stock index futures incurred losses during March, April, and May as equity prices fell in response to the terror attacks in Madrid, continuing difficulties in Iraq, fears of global terrorism, and concerns for higher interest rates. During July, long positions in the U.S., European, and Japanese stock index futures provided losses as prices reversed lower due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. During August, short positions in European and Japanese equity index futures recorded losses as prices reversed higher in response to falling energy prices and better-than-expected U.S. Gross Domestic Product and consumer sentiment data. Losses of approximately 2.3% were recorded in the agricultural markets during January, throughout the second quarter, and largely during August, primarily from futures positions in coffee and cocoa. During January, short futures positions in coffee experienced losses as prices reversed higher amid tight global supply. Long
       coffee positions experienced losses as prices reversed lower during June in response to an increase in Brazilian crop estimates and mild weather in growing regions. Further losses stemmed from short futures positions in coffee and long futures positions in cocoa during September. A portion of the Partnership?s overall losses during the first nine months of the year was offset by gains of approximately 11.8% achieved in the energy markets throughout the year from long futures positions in crude oil and its related products as oil prices trended higher in response to rising demand combined with supply and production issues caused by geopolitical events in the Middle East and Nigeria combined with weather-related issues in the Gulf of Mexico. Additional gains of approximately 2.1% stemmed from the global interest rate sector primarily during the first and third quarters of the year as long positions in European and U.S. interest rate futures were profitable. During the first quarter, long positions profited as bond prices rallied in response to weak economic data, reports from central banks that highlighted a lack of inflation and ?safe-haven? buying following the terrorist attack in Madrid. During the third quarter, long positions benefited from a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK


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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $747 million and $619 million, respectively.

Primary Market	    September 30, 2005	September 30, 2004
Risk Category	    Value at Risk	Value at Risk

Equity					(2.44)%			   (1.02)%
Currency					(1.67)    			   (1.14)
Interest Rate				(0.77)			   (4.27)
Commodity					(1.69)    			   (1.46)
Aggregate Value at Risk		(3.72)%			   (4.68)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category        High      Low      Average
Equity						(2.78)%	(2.19)%	(2.48)%
Currency						(2.39)	(1.64)	(1.90)
Interest Rate					(3.20)	(0.77)	(2.03)
Commodity						(2.65)	(0.80)	(1.72)
Aggregate Value at Risk 		     (4.63)%	(3.72)%	(4.28)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s
       future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 85% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2005, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at September 30, 2005 was to the global stock index sector,
primarily to equity price risk in the G-7 countries.   The G-7
countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At September 30, 2005, the Partnership?s primary exposures were to the Nikkei 225 (Japan), S&P 500 (U.S.), Euro Stoxx 50 (Europe), DAX (Germany), NASDAQ 100 (U.S.), Taiwan (Taiwan), FTSE 100 (Britain), Russell 2000 (U.S.), and CAC 40 (France) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at September 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades
       a large number of currencies, including cross-rates -
i.e., positions between two currencies other than the U.S. dollar. At September 30, 2005, the Partnership?s major exposures were to the euro, Australian dollar, Swiss franc, Japanese yen, British pound, Norwegian krone, and New Zealand dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, Japanese, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that G-7 countries and Australian interest rates will remain the
       primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.
Commodity.
Energy. At September 30, 2005, the Partnership had market exposure in the energy sector. Exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, live cattle, corn, and wheat markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.


       Metals.	At September 30, 2005, the Partnership had
market exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals such as copper, zinc, aluminum, nickel, and tin, and to precious metals such as gold, silver, and to a lesser extent, palladium and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2005 were in euros, British pounds, Australian dollars, South African rand, Swiss francs, New Zealand dollars, Swedish krona, and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       PART II.  OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
				      SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	9,000,000.000		January 31, 1996	333-00494
Additional Registration	5,000,000.000 	  April 30, 1996	      333-03222
Additional Registration	5,000,000.000 	  May 11, 1998   	      333-47831
Additional Registration	10,000,000.000   	January 21, 1999	333-68779
Additional Registration	1,000,000.000  	April 30, 2002	333-84652
Additional Registration	10,000,000.000	April 28, 2003	333-104001
Additional Registration	  40,000,000.000	April 28, 2004	333-113397
 Total Units Registered         84,000,000.000

Units sold through 9/30/05	      55,387,160.323
Units unsold through 9/30/05	   28,612,839.677


The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2005 was $961,203,771.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of
       Proceeds? section of the prospectus included as a part of the above referenced Registration Statements.

Item 6.  EXHIBITS
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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 14, 2005     By:   /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.


















1471: