Form 10-Q
period 2006-03-31
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2006-05-11
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section
13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006 or

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


Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
 See definition of ?accelerated filer
and large accelerated filer? in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer___Accelerated filer___Non-accelerated filer  X


Indicate by check-mark whether the registrant
 is a shell company (as defined in Rule
12b-2 of the Exchange Act).  Yes___  No X

       <table>
MORGAN STANLEY SPECTRUM TECHNICAL L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2006
 		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2006 and 2005 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	23-37

Item 4.	Controls and Procedures	.37


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	38-39

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds	40

Item 5.	Other Information	41

Item 6.	Exhibits	41


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION

	  March 31,	     December 31,
               2006      	        2005
	  $	      $
	   (Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	618,918,118   	591,492,563
	Restricted cash	   101,560,944	 127,922,335

	     Total cash	   720,479,062	 719,414,898

	Net unrealized gain(loss) on open contracts (MS&Co.)	 47,529,809	(2,653,896)
	Net unrealized gain on open contracts (MSIL)                            11,862,873		   24,718,032

	     Total net unrealized gain on open contracts                          59,392,682		   22,064,136

	Net option premiums                                                                         (42,808)		         ?

	     Total Trading Equity	779,828,936 	741,479,034

Subscriptions receivable	12,279,078 	8,317,319
Interest receivable (Morgan Stanley DW)	     2,243,178	     1,887,334

	     Total Assets	 794,351,192	  751,683,687

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	13,761,682 	22,863,255
Accrued brokerage fees (Morgan Stanley DW)	3,585,530 	3,775,150
Accrued incentive fee	     3,415,889	      ?
Accrued management fees	     1,584,363	      1,629,189

	     Total Liabilities	   22,347,464	    28,267,594
Partners? Capital

Limited Partners (31,530,372.002 and
	32,000,561.834 Units, respectively)	763,615,152 	715,669,731
General Partner (346,372.001 Units) 	     8,388,576	       7,746,362

	     Total Partners? Capital	   772,003,728 	  723,416,093
	     Total Liabilities and Partners? Capital	   794,351,192	  751,683,687
NET ASSET VALUE PER UNIT	              24.22	             22.36

	The accompanying notes are an integral part of these financial statements.

       <table>                       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)





  	   	    For the Quarters Ended March 31,


                                                                         		        2006    	    2005
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		    5,983,316			  3,173,425

EXPENSES
	Brokerage fees (Morgan Stanley DW)		10,969,799	13,605,658
	Management fees	      	    4,804,958	   4,826,549
	Incentive fees		       3,415,889	        598,853

	   Total Expenses		  19,190,646	   19,031,060

NET INVESTMENT LOSS	  (13,207,330)	  (15,857,635)

TRADING RESULTS
Trading profit (loss):
	Realized			35,231,158 	(43,233,571)
	Net change in unrealized		   37,328,546	 (11,233,573)

        Total Trading Results		   72,559,704	  (54,467,144)

NET INCOME (LOSS) 	  59,352,374 	     (70,324,779)

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		           58,710,160	(69,578,622)
	General Partner                                                   		                642,214	     (746,157)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		           1.86    	(2.13)
	General Partner                                                   		               1.86	(2.13)



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2006 and 2005
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2004	32,961,245.703	770,511,257	8,212,630	778,723,887

Offering of Units	2,568,506.854	  55,245,406            480,000		 55,725,406

Net Loss                                                              ?      	   	(69,578,622)	(746,157)	(70,324,779)

Redemptions	    (1,018,214.926)	  (22,071,471)	              ?     	 (22,071,471)

Partners? Capital,
   March 31, 2005	  34,511,537.631	 734,106,570	 7,946,473	 742,053,043




Partners? Capital,
   December 31, 2005	32,346,933.835	715,669,731	7,746,362	723,416,093

Offering of Units	1,387,694.539	  32,400,166                  ?		 32,400,166

Net Income                                                              ?      	   	58,710,160	642,214	59,352,374

Redemptions	    (1,857,884.371)	  (43,164,905)	              ?     	 (43,164,905)

Partners? Capital,
   March 31, 2006	  31,876,744.003	 763,615,152	 8,388,576	 772,003,728








The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	       For the Quarters Ended March 31,

	      2006     	      2005
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	59,352,374	(70,324,779)
Noncash item included in net income (loss):
	Net change in unrealized	(37,328,546)	11,233,573

(Increase) decrease in operating assets:
	Restricted cash	26,361,391	5,158,055
	Net option premiums	42,808	     ?
	Interest receivable (Morgan Stanley DW)	(355,844)	(257,114)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(189,620)	(163,317)
	Accrued incentive fees	3,415,889	        598,853
	Accrued management fees	        (44,826)	        (43,924)

Net cash provided by (used for) operating activities	   51,253,626	  (53,798,653)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	28,438,407	53,102,496
Cash paid for redemptions of Units	  (52,266,478)	    (19,750,703)

Net cash provided by (used for) financing activities	   (23,828,071)	    33,351,793

Net increase (decrease) in unrestricted cash	27,425,555	(20,446,860)

Unrestricted cash at beginning of period	  591,492,563	    584,988,965

Unrestricted cash at end of period	   618,918,118	    564,542,105



	The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Technical L.P. (the ?Partnership?).
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Spectrum Technical L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and
Morgan Stanley Spectrum Strategic L.P.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all of the options on foreign currency forward contracts for the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company, Inc. (?Campbell?), Chesapeake Capital Corporation (?Chesapeake?), John W. Henry & Company, Inc. (?JWH?), and Winton Capital Management Limited (?Winton?) (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

Effective February 28, 2006, Partnership?s assets are no longer trading pursuant to JWH?s Original Investment Program. The net proceeds of the withdrawal of assets from JWH?s Original
Investment Program, after payment of February 28, 2006 redemptions, were reallocated to Winton?s Diversified Trading
Program.
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective May 1, 2006, Campbell will no longer accept additional funds for management pursuant to the Financial, Metal & Energy Large Portfolio, which Campbell trades for the Partnership. As a result, effective May 1, 2006, subscriptions will be allocated among the Trading Advisors as follows: JWH (30%), Chesapeake (30%), and Winton (40%); redemptions will be allocated as follows:
JWH (30%), Chesapeake (40%), and Winton (30%).

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains/(Losses)
            on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$

Mar. 31, 2006	   59,184,709     207,973	59,392,682	Sep. 2007	Jun. 2006
Dec. 31, 2005	   26,727,989  (4,663,853)	22,064,136	Jun. 2007	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.





The Partnership also has credit risk because Morgan Stanley DW, MS & Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $779,663,771 and $746,142,887 at March 31, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General.  The Partnership?s results depend on the Trading
Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of futures results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit
(loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $78,543,020 and expenses totaling $19,190,646, resulting in net income of $59,352,374 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $22.36 at December 31, 2005 to $24.22 at March 31, 2006.

The most significant trading gains of approximately 5.1% were recorded in the global stock index futures markets during January and March from long positions in European, U.S., Japanese, and Australian stock index futures as prices trended higher on strong corporate earnings and solid economic data. Additional gains of approximately 4.7% were experienced in the metals markets, during January and March, from long futures positions in copper, zinc, and aluminum as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also pressured higher after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. Within the agricultural markets, gains of approximately 1.3% were experienced during January from long positions in sugar futures as prices trended higher, moving to their highest level since 1981, in response to a decline in inventories, as well as
       from increased ethanol demand caused by higher energy prices. Elsewhere in the agricultural markets, short futures positions in lean hogs resulted in gains as prices moved lower during January and March amid technically based selling. Additional gains of approximately 1.3% were recorded in the global interest rate futures markets, primarily during February and March, from short positions in U.S. interest rate futures as global bond prices trended lower amid strength in the equity markets and investor sentiment that interest rates in the United States will continue to rise. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 2.2% in the currency sector from long U.S. dollar positions versus the Swiss franc, euro, Japanese yen, and the Norwegian krone as the value of the U.S. dollar moved lower during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possible come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China might move to diversify some of its U.S. dollar based assets into other currencies. Further losses were experienced during February from short positions in the Japanese yen relative to the U.S. dollar as the value of the yen increased on the release of better-than-expected Japanese machinery orders data and speculation that the Bank of Japan may move to tighten monetary policy in Japan. Additional losses during February were recorded from short positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar weakened amid investor concern regarding the massive U.S.
       trade deficit.  Currency losses were also incurred during
February and March from long positions in the British pound relative to the U.S. dollar as the value of the pound finished lower after news that Gross Domestic Product in the United Kingdom for 2005 was weaker-than-expected. Smaller losses were experienced during March from short positions in the euro relative to the U.S. dollar and the Australian dollar, as well as short positions in the Norwegian krone as the value of these European currencies moved higher after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. Additional losses of approximately 0.2% were experienced in the energy markets, primarily during February, from long futures positions in crude oil and its related products as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast.


For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(51,293,719) and expenses totaling $19,031,060, resulting in a net loss of $70,324,779 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $23.63 at December 31, 2004 to $21.50 at March 31, 2005.

The most significant trading losses of approximately 7.5% were incurred in the currency markets, during January and March, from long positions in various foreign currencies versus the U.S dollar. During January, long positions in the Swiss franc, euro, British pound, and Japanese yen versus the U.S. dollar yielded losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit numbers, and speculation for higher U.S. interest rates. The U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation for the foreseeable future. During March, long positions in the British pound and Swiss franc versus the U.S. dollar experienced losses after the value of the U.S. dollar reversed sharply higher, benefiting from higher U.S. interest rates and consumer prices. Additional Partnership losses of approximately 1.6% resulted in the global interest rate sector during February from long positions in Australian and European interest rate futures as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Further losses of approximately 0.9% occurred in the agricultural markets during February and March. During February, short futures positions in the soybean complex, wheat, and corn experienced losses as prices reversed higher on news of extremely cold weather in the growing regions of the United States and rumors of a reduction in world output during 2005. Additional losses
       during February were experienced from long futures
positions in lean hogs as prices weakened on news of a reduction in demand. Long lean hog futures experienced further losses during March as prices declined on speculative selling. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 2.5% achieved in the energy sector, during February and March, from long positions in crude oil and its related products as prices moved higher amid increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and concern that OPEC members were against increasing production. Gains achieved during March from long futures positions in crude oil and its related products resulted after OPEC ministers did not announce plans to increase output. Low inventory data, reported by the U.S. Energy Information Administration, and the weaker U.S. dollar early in the month also triggered crude oil demand from countries such as Japan and China. Finally, prices soared at the end of the month after Goldman Sachs analysts warned that oil prices could reach $105 a barrel in the future. Additional sector gains were achieved from long futures positions in natural gas as prices advanced in tandem with crude oil prices. Additional Partnership gains of approximately 0.4% recorded in the metals markets occurred during February from long futures positions in base metals as prices advanced due to a weaker U.S. dollar and news of strong demand from key markets such as China. Smaller Partnership gains of approximately 0.3% achieved in the global stock index markets
       resulted during February from long positions in European equity index futures as equity prices moved higher amid successful elections in Iraq and lower-than-expected U.S. unemployment data. Stronger-than-expected growth in the U.S. Gross Domestic Product pushed prices higher as investors welcomed the benefits of an improving global economy.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March 31, 2006 and 2005, the Partnership?s total capitalization was approximately $772 million and $742 million, respectively.

Primary Market	    March 31, 2006	March 31, 2005
Risk Category	    Value at Risk	Value at Risk

Equity					(1.70)%			   (2.19)%
Interest Rate				(1.56)    			   (1.23)
Currency					(1.36)    			   (1.64)
Commodity					(0.82)    			   (2.65)
Aggregate Value at Risk		(3.18)%			   (4.63)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. In the quarter-end reporting periods prior to September 30, 2005, the VaR for the primary market risk category of currency listed above did not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such
       market risk exposure materially misrepresented the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category        High      Low      Average
Equity						(2.98)%	(1.70)%	 (2.41)%
Interest Rate					(3.20)	(0.77)	 (1.58)
Currency						(1.91)	(1.36)	 (1.60)
Commodity						(1.71)	(0.82)	 (1.44)
Aggregate Value at Risk 		     (4.61)%	(3.18)%	 (3.97)%

In the quarter-end reporting periods prior to September 30, 2005, the VaR for the primary market risk category of currency listed above did not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure materially misrepresented the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above.

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 84% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
       Section 27A of the Securities Act and Section 21E of the
Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at March 31, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by
       law limited to futures on broadly?based indices.  At March
31, 2006, the Partnership?s primary exposures were to the S&P 500 E-MINI (U.S.), Euro Stoxx 50 (Europe), NIKKEI 225 (Japan), DOW 30 MINI (U.S.), NASDAQ 100 E-MINI (U.S.), FTSE 100 (Britain), Dax (Germany), TAIWAN (Taiwan), CAC 40 (France), RUSSELL 2000 (U.S.), ASX-AOI (Australia), Hang Seng (China), IBEX 35 (Spain), S&P MIDCAP (U.S.), Canadian S&P 60 (Canada), and S&P/MIB (Italy) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2006 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates.
However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter
       anticipates that G-7 countries interest rates and
Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at March 31, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2006, the Partnership?s major exposures were to euro, Australian dollar, Swiss franc, Japanese yen, British pound, Norwegian krone, New Zealand dollar, Swedish krona, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At March 31, 2006, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the live cattle, sugar, corn, wheat, soybeans and its related products, and lean hogs markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.
Metals.	At March 31, 2006, the Partnership had market
exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, zinc, nickel, and tin. The Partnership also had exposure to precious metals, such as silver and gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as
       weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2006 were in euros, British pounds, Japanese yen, New Zealand dollar, Australian dollars, Canadian dollars, Hong Kong dollars, Czech koruna, Hungarian forint, Swedish kronor, South African rand, Norwegian krone, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

The Partnership?s trading is highly leveraged. As an example of the leverage employed by the Partnership, the average of the underlying value of the Partnership?s month-end positions for the period March 2005 through February 2006 compared to the average month-end Net Assets of the Partnership during such period was
20.4 times Net Assets.

Trading on foreign exchanges presents greater risks to the Partnership than trading on U.S. exchanges. The average percentage of month-end margin requirements for the period March 2005 through February 2006 that relates to futures and options contracts on foreign exchanges as compared to the Partnership?s total average month-end margin requirements was 41.0%.

The unregulated nature of the forwards markets creates counterparty risks that does not exist in futures trading on exchanges. The average percentage of month-end total margin requirements for the period March 2005 through February 2006 that relates to forward contracts as compared to the Partnership?s total average month-end margin requirements was 16.6%.

The Partnership incurs substantial charges. Demeter estimates the percentage of Partnership Net Assets that must be earned each year in order for the Partnership to break even without accounting for a redemption charge to be 5.80%.
       The Partnership could lose assets and have its trading disrupted if a commodity broker, any of the Trading Advisors, or others become bankrupt or if any of the Partnership?s Trading Advisors commits a trading error. The Partnership?s assets could be lost or impounded and trading suspended if a commodity broker, any of the Partnership?s Trading Advisors, an exchange or a clearinghouse becomes insolvent or involved in lengthy bankruptcy proceedings, or if any of the Partnership?s Trading Advisors commits a trading error executed on behalf of the Partnership.

Increasing the assets managed by the Trading Advisors may adversely affect performance. The assets under management for Winton have increased from $1.9 billion as of February 28, 2005 to $4.5 billion as of February 28, 2006. The assets under management for Campbell and its affiliates have increased from approximately $9.3 billion on February 28, 2005 to approximately $12.1 billion on February 28, 2006. Due to a significant increase in assets under management in Campbell?s Financial, Metal & Energy Large Portfolio, Campbell will no longer accept any additional assets for management pursuant to this program, which it trades for the Partnership. As a result, Demeter will no longer allocate any subscriptions to or redemptions from Campbell as of May 1, 2006.










       Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
				      SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	9,000,000.000		January 31, 1996	333-00494
Additional Registration	5,000,000.000 	  April 30, 1996	      333-03222
Additional Registration	5,000,000.000 	  May 11, 1998   	      333-47831
Additional Registration	10,000,000.000   	January 21, 1999	333-68779
Additional Registration	1,000,000.000  	April 30, 2002	333-84652
Additional Registration	10,000,000.000	April 28, 2003	333-104001
Additional Registration	  40,000,000.000	April 28, 2004	333-113397
 Total Units Registered         84,000,000.000

Units sold through 3/31/06	      57,804,283.685
Units unsold through 3/31/06	   26,195,716.315


The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2006 was $1,016,558,687.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as a part of the above referenced Registration Statements.
       Item 5. OTHER INFORMATION


Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.

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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 15, 2006          By:   /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.