Form 10-Q
period 2006-06-30
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2006-08-10
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2006
 		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2006 and 2005 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2006 and 2005 (Unaudited)	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-27

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	27-41

Item 4.	Controls and Procedures	.41


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds	42-43

Item 5.	Other Information	43

Item 6.	Exhibits	44



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION

	June 30,	     December 31,
                2006      	        2005
	  $	      $
	   (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	666,653,592   	591,492,563
	Restricted cash	   87,000,300	 127,922,335

	     Total cash	   753,653,892	 719,414,898

	Net unrealized gain on open contracts (MSIL)                              9,353,165         		   24,718,032
	Net unrealized loss on open contracts (MS&Co.)	     (3,901,754) 	    (2,653,896)

	     Total net unrealized gain on open contracts                            5,451,411		   22,064,136

	Net option premiums	         (59,453)                           ?

	     Total Trading Equity	759,045,850 	741,479,034

Subscriptions receivable	12,174,254 	8,317,319
Interest receivable (Morgan Stanley DW)	       2,318,883	     1,887,334

	     Total Assets	   773,538,987	  751,683,687

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	7,891,683 	22,863,255
Accrued brokerage fees (Morgan Stanley DW)	3,929,599 	3,775,150
Accrued management fees	      1,720,837	      1,629,189

	     Total Liabilities	    13,542,119	    28,267,594

Partners? Capital

Limited Partners (31,796,414.709 and
	32,000,561.834 Units, respectively)	751,807,110 	715,669,731
General Partner (346,372.001 Units) 	     8,189,758	       7,746,362

	     Total Partners? Capital	   759,996,868 	  723,416,093
	     Total Liabilities and Partners? Capital	   773,538,987	  751,683,687
NET ASSET VALUE PER UNIT	              23.64	             22.36

	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)





                       For the Three Months	                             For the Six Months
  	        Ended June 30,     	                          Ended June 30,


                         2006   	        2005    	       2006   	    2005
                            $	           $	           $ 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	  7,204,107		    3,915,438 	             13,187,423	       7,088,863

EXPENSES
	Brokerage fees (Morgan Stanley DW)	11,817,516	13,210,222	22,787,315	26,815,880
	Management fees	5,197,488      	    4,687,805	10,002,446		   9,514,354
	Incentive fees	    3,346,913	        898,379    	    6,762,802		    1,497,232

		   Total Expenses 	   20,361,917	   18,796,406	   39,552,563		   37,827,466

NET INVESTMENT LOSS 	   (13,157,810)	   (14,880,968)	   (26,365,140)		  (30,738,603)

TRADING RESULTS
Trading profit (loss):
	Realized	48,749,256 	23,386,823	 83,980,414		(19,846,748)
	Net change in unrealized	   (53,941,271)	   19,853,076 	   (16,612,725)		        8,619,503

		   Total Trading Results	     (5,192,015)	         43,239,899	    67,367,689		  (11,227,245)

NET INCOME (LOSS)                                       (18,349,825)		  28,358,931	   41,002,549		 (41,965,848)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(18,151,007)	  28,062,323	40,559,153		(41,516,299)
	General Partner 	(198,818)	296,608	443,396		(449,549)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                     (0.58)                      0.80	 1.28		(1.33)
	General Partner                                                      (0.58)                      0.80	 1.28		(1.33)





	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$
Partners? Capital,
   December 31, 2004	32,961,245.703	770,511,257	8,212,630	778,723,887

Offering of Units	4,126,926.181	  88,050,168             480,000		 88,530,168

Net Loss                                                              ?      	   	(41,516,299)	(449,549)	(41,965,848)

Redemptions	    (2,435,276.736)	  (52,384,605)	              ?     	 (52,384,605)

Partners? Capital,
   June 30, 2005	  34,652,895.148	 764,660,521	 8,243,081	 772,903,602




Partners? Capital,
   December 31, 2005	32,346,933.835	715,669,731	7,746,362	723,416,093

Offering of Units	2,895,432.804	  69,262,810                  ?      		 69,262,810

Net Income                                                              ?      	   	40,559,153	443,396	41,002,549

Redemptions	    (3,099,579.929)	  (73,684,584)	              ?     	 (73,684,584)

Partners? Capital,
   June 30, 2006	  32,142,786.710	 751,807,110	 8,189,758	 759,996,868











The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	       For the Six Months Ended June 30,

	      2006     	      2005
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	41,002,549	(41,965,848)
Noncash item included in net income (loss):
	Net change in unrealized	16,612,725	(8,619,503)

(Increase) decrease in operating assets:
	Restricted cash	40,922,035	29,397,651
	Net option premiums	59,453	?
	Interest receivable (Morgan Stanley DW)	(431,549)	(375,489)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	154,449	(185,107)
	Accrued management fees	          91,648	        (59,346)
	Accrued incentive fee	 	              ?      	        667,470

Net cash provided by (used for) operating activities	   98,411,310	  (21,140,172)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	65,405,875	97,662,449
Cash paid for redemptions of Units	   (88,656,156)	    (46,170,815)

Net cash provided by (used for) financing activities	   (23,250,281)	    51,491,634

Net increase in unrestricted cash	75,161,029	30,351,462

Unrestricted cash at beginning of period	       591,492,563	    584,988,965

Unrestricted cash at end of period	   666,653,592	    615,340,427


The accompanying notes are an integral part of these financial statements. </table>


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2006

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

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Effective May 1, 2006, Campbell no longer accepts additional funds for management pursuant to the Financial, Metal & Energy Large Portfolio, which Campbell trades for the Partnership. As a result, effective May 1, 2006, subscriptions are allocated among the Trading Advisors as follows: JWH (30%), Chesapeake (30%), and

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Winton (40%); redemptions are allocated as follows: JWH (30%), Chesapeake (40%), and Winton (30%).

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.
The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
                  Net Unrealized Gains/(Losses)
            on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$

Jun. 30, 2006	    9,889,906  (4,438,495)	5,451,411	Dec. 2007	Sep. 2006
Dec. 31, 2005	   26,727,989  (4,663,853)	22,064,136	Jun. 2007	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $763,543,798 and $746,142,887 at June 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during
       the period in question.  Past performance is no guarantee of future results.

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

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
       For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $2,012,092 and expenses totaling $20,361,917, resulting in a net loss of $18,349,825 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $24.22 at March 31, 2006 to $23.64 at June 30, 2006.

The most significant trading losses of approximately 4.5% were incurred in the currency markets from short positions in the Japanese yen, Australian dollar, and Swiss franc relative to the U.S. dollar as the value of the U.S. dollar weakened on news that foreign central banks, including Russia, Sweden, and several Middle Eastern central banks, were diversifying their currency reserves away from the U.S. dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S. Federal Reserve may be near the end of its interest rate tightening campaign. In addition to the U.S. dollar weakening, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. In the global stock index sector, losses of approximately 1.9% were experienced from long positions in U.S., European, and Japanese stock index futures as prices reversed lower during the
       month of May and early June amid inflation fears and
uncertainty regarding global interest rate policy. Within the Asian equity index markets, long positions incurred losses as prices suffered a heavy sell-off as investors expressed concern that a global economic slowdown will negatively affect Japan?s export-driven economy. Additional losses, approximately 1.6%, were incurred from short positions in live cattle and lean hog futures as prices moved higher during the quarter on increased demand and speculative buying. A portion of the Partnership?s losses in the second quarter was offset by gains of approximately 3.5% recorded in the metals sector from long futures positions in both base and precious metals. Copper, aluminum, and nickel prices rallied sharply on strong global industrial demand, particularly from the U.S., China, and India, and reports of decreasing inventories. Additional gains were experienced from long positions in gold and silver futures as prices reached 25-year highs, benefiting from strong demand and lagging supply. Additionally, demand for precious metals was supported higher by continued geopolitical concerns regarding Iran?s nuclear program and inflation concerns due to high energy prices. Further gains of approximately 3.3% were recorded in the global interest rate futures markets from short positions in U.S., European, and Pacific Rim interest rate futures as global fixed income prices trended lower during April. In the U.S., interest rate futures prices declined following the release of stronger-than-expected economic data. Similarly in Europe, rising equity prices, strong economic growth and concerns about rising oil prices pressured
       European fixed-income futures prices lower. U.S fixed-
income futures prices continued to move lower into May amid higher-than-forecasted manufacturing and construction data and a sixteenth consecutive interest rate hike by the U.S. Federal Reserve. Australian fixed income prices also declined early in the quarter on an optimistic outlook for the Australian economy as commodity prices climbed higher resulting in gains from short positions. Smaller gains, approximately 0.7%, were achieved in the energy sector from long positions in crude oil futures as prices increased sharply throughout April on strong demand, concerns of supply disruptions as tensions mounted between the U.S. and Iran, and limited production ability.


The Partnership recorded total trading results including interest income totaling $80,555,112 and expenses totaling $39,552,563, resulting in net income of $41,002,549 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $22.36 at December 31, 2005 to $23.64 at June 30, 2006.

The most significant trading gains of approximately 8.4% resulted in the metals sector from long positions in copper, nickel, zinc, and aluminum futures as base metals prices rallied from March until May on strong global demand and on reports of falling inventories. Long positions in gold and silver futures experienced gains as gold and silver prices reached 25-year highs, benefiting from strong demand and lagging supply. Demand
       for gold was supported higher by continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high energy prices, and solid global economic growth. In the global interest rate sector, additional gains of approximately 4.6% were recorded from short positions in U.S., European, and Japanese fixed-income futures as prices trended lower throughout a majority of the first quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan will rise. U.S. fixed-income futures prices continued to move lower into the second quarter following the release of stronger-than-expected U.S. economic data and the sixteenth consecutive interest rate hike by the U.S. Federal Reserve. Similarly in Germany, rising equity prices and strong economic growth pressured German fixed-income futures prices lower in the second quarter. Australian fixed-income prices were also pressured lower on an unexpected interest rate hike by the Reserve Bank of Australia. Gains of approximately 3.0% were recorded in the global stock index futures markets during the first quarter from long positions in European, U.S., Japanese, and Australian stock index futures as prices trended higher on strong corporate earnings and solid economic data. Smaller gains of approximately 0.4% were experienced in the energy sector from long futures positions in crude oil and gas oil as prices increased sharply at the end of March and throughout the month of April on strong demand, concerns of supply disruptions, and limited production ability. A portion of the Partnership?s gains in the first six months of the
       year was partially offset by losses of approximately 6.6%
recorded in the currency sector from short positions in the Japanese yen, Swiss franc, and Australian dollar versus the U.S. dollar. Throughout a majority of the first half of the year, the U.S. dollar moved lower on news that foreign central banks are beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. In addition, the Japanese yen and Swiss franc moved higher against the U.S. dollar during January and February as strong economic data out of the two regions increased speculation that the Bank of Japan and European Central Bank may raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike in the near-future, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Additional losses, approximately 0.3%, were incurred in the agricultural complex from short positions in live cattle futures as prices moved higher during the quarter on increased demand and speculative buying.


For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $47,155,337 and expenses totaling $18,796,406, resulting in net income of $28,358,931 for the three months ended
       June 30, 2005.  The Partnership?s net asset value per Unit increased from $21.50 at March 31, 2005 to $22.30 at June 30,
2005.

The most significant trading gains of approximately 12.0% in the global interest rate markets resulted primarily from long positions in European interest rate futures. During the quarter, long European positions benefited from rising prices supported by weakness in equity markets, disappointing European economic data, speculation that certain hedge funds experienced significant trading losses, rejections by the European Central Bank to alter interest rates, and concerns for the future of the European integration process. Later in the quarter, prices strengthened amid a sharp reduction in Swedish interest rates, the release of weaker-than-expected French consumer spending, and higher oil prices. Long Japanese positions also benefited after prices increased during April due to weaker Japanese equity markets and then continued to gain during June after the release of weak Japanese economic data. Additional gains of approximately 4.2% were achieved in the currency markets from short positions in the euro and Swiss franc versus the U.S. dollar. During May, the U.S. dollar?s value increased after China downplayed rumors of a move toward a flexible exchange rate, while the value of the euro and Swiss franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Constitutional referendums would result in similar
       outcomes.  During June, short euro and Swiss franc
positions continued to profit as European currency values declined amid market pessimism for future European integration and the release of weak European economic data. The U.S. dollar also increased against other currencies in June following the ninth consecutive quarter-point increase in U.S. interest rates. A portion of the Partnership?s gains was offset by losses of approximately 3.7% in the energy markets from long futures positions in crude oil and its related products after prices reversed lower amid greater refinery production, slower demand growth, and weaker economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. Losses of approximately 2.8% were incurred from futures positions in coffee, sugar, lean hogs, and corn. During April long futures positions in coffee and sugar resulted in losses after prices reversed lower on technically-based selling. Long futures positions in lean hogs and live cattle also incurred losses during April as prices finished lower on news of a reduction in foreign export demand. Long futures positions in lean hogs continued to incur losses during May as prices moved lower in response to continued weakening demand. Long coffee positions also continued to experience losses during May after prices decreased amid supply sufficient to meet demand. Additional losses during May stemmed from short futures positions in corn as prices increased due to weather-related concerns for newly-planted crops in U.S. growing regions. During June, long coffee positions resulted in further losses after prices fell
       amid news of growth in exports from coffee-producing
countries. Losses were also recorded from short futures positions in sugar. Partnership losses of approximately 2.0% experienced in the metals markets resulted throughout the quarter from long futures positions in both base and precious metals. During April, May, and June, base metals resulted in losses as prices fell due to news of increases in supply, fears of weaker demand, and a stronger U.S. dollar. During May and June, losses also stemmed from long futures positions in precious metals as prices also reversed lower due to strength in the U.S. dollar. Smaller Partnership losses of approximately 1.1% were recorded in the global stock indices during May from short positions in U.S. stock index futures as prices finished higher due to the strength of the U.S. dollar.

The Partnership recorded total trading results including interest income totaling $(4,138,382) and expenses totaling $37,827,466, resulting in a net loss of $41,965,848 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $23.63 at December 31, 2004 to $22.30 at June 30, 2005.

The most significant trading losses of approximately 3.7% were incurred in the agricultural markets during February, March, and throughout the second quarter from positions in lean hogs, soybeans, soybean-related products, sugar, and cocoa. During February, short futures positions in the soybean complex and corn
       experienced losses as prices reversed higher on news of extremely cold weather in the growing regions of the U.S. and speculation of a reduction on world output during 2005. Additional losses during February, as well as during March, were experienced from long futures positions in lean hogs as prices weakened on news of a reduction in demand and speculative selling. During April long futures positions in coffee, sugar, and cocoa resulted in losses after prices reversed lower on technically-based selling, while long futures positions in lean hogs and live cattle also incurred losses as prices finished lower on news of a reduction in foreign export demand. Long futures positions in lean hogs continued to incur losses during May as prices moved lower in response to weaker demand. Long coffee positions also continued to experience losses during May after prices decreased amid supply sufficient to meet demand. Additional losses during May stemmed from short futures positions in corn as prices increased due to weather-related concerns for newly-planted crops in U.S. growing regions. During June, long coffee positions resulted in further losses after prices fell amid news of growth in exports from coffee-producing countries. Long futures positions in soybeans and its related products recorded losses during June as prices moved lower on news of increased supply, while short futures positions in sugar resulted in losses as prices moved higher on technically-based buying. Partnership losses of approximately 3.7% were recorded in the currency markets during January and March from long positions in the British pound and Swiss franc versus the U.S. dollar after
       the U.S. dollar?s value advanced in response to
speculation that China would move toward a flexible exchange and amid expectations for higher U.S. interest rates. Losses of approximately 1.6% incurred in the metals markets resulted primarily during the second quarter from long futures positions in both precious and base metals. During May and June, losses stemmed from long precious metals positions after prices reversed lower due to strength in the U.S. dollar. During April, May, and June, long base metals positions resulted in losses as prices also fell due to news of increases in supply, fears of weaker demand, and a stronger U.S. dollar. The Partnership also experienced losses of approximately 1.3% in the energy markets due to long futures positions in crude oil and its related products during April as prices reversed lower amid greater refinery production, slower demand growth, and weaker economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. Smaller Partnership losses of approximately 0.8% were recorded in the global stock index markets primarily during May from short positions in U.S. stock index futures as prices finished higher due to strength in the U.S. dollar. A portion of the Partnership?s overall losses was offset by gains of approximately 10.2% in the global interest rate markets, primarily during the second quarter, from long positions in European and Japanese interest rate futures. During the second quarter, long European positions benefited from rising prices supported by weakness in equity markets, disappointing European economic data, speculation that certain hedge funds
       experienced significant trading losses, rejections by the
European Central Bank to alter interest rates, and concerns for the future of the European integration process. Later in the quarter, prices strengthened amid a sharp reduction in Swedish interest rates, the release of weaker-than-expected French consumer spending, and higher oil prices. Long Japanese positions also benefited after prices increased during April due to weaker Japanese equity markets and then continued to gain during June after the release of weak Japanese economic data.


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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions,
       and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

       The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of
       the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At June 30, 2006 and 2005, the Partnership?s total capitalization was approximately $760 million and $773 million, respectively.

Primary Market	    June 30, 2006	June 30, 2005
Risk Category	    Value at Risk	Value at Risk

Interest Rate				(1.70)%   			   (3.20)%
Currency					(0.75)    			   (1.91)
Equity					(0.38)			   (2.51)
Commodity					(0.71)    			   (1.71)
Aggregate Value at Risk		(1.68)%			   (4.36)%

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

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time
       period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.

Primary Market Risk Category        High      Low      Average
Interest Rate					(1.70)%	(0.77)%	 (1.20)%
Currency						(1.67)	(0.75)	 (1.30)
Equity						(2.98)	(0.38)	 (1.87)
Commodity						(1.69)	(0.71)	 (1.19)
Aggregate Value at Risk 			(4.61)%	(1.68)%	 (3.30)%


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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.
Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 90% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at June 30, 2006 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, Canadian, Japanese, and New Zealand interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations
in the U.S. and the other G-7 countries? interest rates.    The
G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the
       foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at June 30, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2006, the Partnership?s major exposures were to euro, Australian dollar, Swiss franc, Japanese yen, British pound, Norwegian krone, New Zealand dollar, Swedish krona, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2006, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At June 30, 2006, the Partnership?s primary exposures were to the NASDAQ 100 (U.S.), Euro Stox 50 (Europe), NIKKEI 225 (Japan), S&P 500 (U.S.), FTSE 100 (Britain), CAC 40 (France), SPI-200 (Australia), Hang Seng (China), Dow Jones (U.S.), IBEX 35 (Spain), and S&P/MIB (Italy) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at June 30, 2006 was to the markets that comprise these sectors. Most of the exposure was to the live cattle, wheat, cotton, lean hogs, soybeans, coffee, corn, soybean oil, soybean meal, and feeder cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical
       developments, particularly in the Middle East, as
well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	At June 30, 2006, the Partnership had market
exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper, nickel, aluminum, and zinc. The Partnership also had exposure to precious metals, such as silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2006 were in Australian dollars, Japanese yen, Swedish kronor, euros, Norwegian
       krone, New Zealand dollars, British pounds, South
African rand, Canadian dollars, Hong Kong dollars, Swiss francs, Czech koruna, and Hungarian forint. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of
       Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

       <table> PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2006.


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
<caption>				      SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number


Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	9,000,000.000		January 31, 1996	333-00494
Additional Registration	5,000,000.000 	  April 30, 1996	      333-03222
Additional Registration	5,000,000.000 	  May 11, 1998   	      333-47831
Additional Registration	10,000,000.000   	January 21, 1999	333-68779
Additional Registration	1,000,000.000  	April 30, 2002	333-84652
Additional Registration	10,000,000.000	April 28, 2003	333-104001
Additional Registration	  40,000,000.000	April 28, 2004	333-113397
 Total Units Registered         84,000,000.000

Units sold through 6/30/06	      59,312,021.950
Units unsold through 6/30/06	   24,687,978.050

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       The aggregate price of the Units sold through June 30,
2006 was $1,053,421,331.

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

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.

On July 20, 2006, the National Futures Association approved Mr.
Walter Davis as an associated person of Demeter.




       Item 6.  EXHIBITS
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 14, 2006       By:   /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













1452: