Form 10-Q
period 2006-09-30
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2006-11-08
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer___Non-accelerated filer  X


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2006
 		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2006 and 2005 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2006 and 2005
		(Unaudited).	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	14-32

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	32-46

Item 4.	Controls and Procedures	46-47


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds	48-49

Item 5.	Other Information	49-50

Item 6.	Exhibits	50-51



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION

	September 30,	     December 31,
                  2006      	        2005
	  $	      $
	   (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	613,537,955   	591,492,563
	Restricted cash	   101,885,160	 127,922,335

	     Total cash	   715,423,115	 719,414,898

	Net unrealized gain (loss) on open contracts (MS&Co.)   	5,521,274 	(2,653,896)
	Net unrealized gain (loss) on open contracts (MSIL)	       (552,866) 	    24,718,032

	     Total net unrealized gain on open contracts                            4,968,408		   22,064,136

	Net option premiums	              (28,337)                             ?

	     Total Trading Equity	720,363,186 	741,479,034

Subscriptions receivable	8,913,727 	8,317,319
Interest receivable (Morgan Stanley DW)	     2,387,971	     1,887,334

	     Total Assets	  731,664,884	  751,683,687

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	9,477,087 	22,863,255
Accrued brokerage fees (Morgan Stanley DW)	3,709,036 	3,775,150
Accrued management fees	    1,607,296	      1,629,189

	     Total Liabilities	   14,793,419	    28,267,594

Partners? Capital

Limited Partners (32,112,506.729 and
	32,000,561.834 Units, respectively)	709,221,657 	715,669,731
General Partner (346,372.001 Units) 	     7,649,808	       7,746,362

	     Total Partners? Capital	   716,871,465 	  723,416,093

	     Total Liabilities and Partners? Capital	   731,664,884	  751,683,687
NET ASSET VALUE PER UNIT	              22.09	             22.36

	The accompanying notes are an integral part
</table>	of these financial statements.
       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)


                                    For the Three Months	                          For the Nine Months
  	         Ended September 30,     	        Ended September 30,


                               2006   	        2005    	       2006   	    2005
                                $	               $	           $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   7,431,888		    4,814,945 	             20,619,311          11,903,808

EXPENSES
	Brokerage fees (Morgan Stanley DW)	11,220,759	11,522,797	34,008,074	38,338,677
	Management fees	      4,908,844	    4,957,127	14,911,290		   14,471,481
	Incentive fees	            ?     	    1,171,215    	    6,762,802		    2,668,447

		   Total Expenses 	 16,129,603	  17,651,139	   55,682,166		    55,478,605

NET INVESTMENT LOSS 	   (8,697,715)	 (12,836,194)	  (35,062,855)		  (43,574,797)

TRADING RESULTS
Trading profit (loss):
	Realized	(41,202,771) 	(1,753,661) 	42,777,643		(21,600,409)
	Net change in unrealized	     (483,003)	   2,584,141 	  (17,095,728)		        11,203,644

		   Total Trading Results	  (41,685,774)	              830,480	   25,681,915		  (10,396,765)

NET LOSS                                                         (50,383,489)		 (12,005,714)	   (9,380,940)		 (53,971,562)

NET LOSS ALLOCATION

	Limited Partners	(49,843,539)	  (11,876,892)	(9,284,386)		(53,393,191)
	General Partner 	(539,950)	(128,822)	(96,554)		(578,371)


NET LOSS PER UNIT

	Limited Partners                                                      (1.55)                    (0.34)		(0.27)	(1.67)
	General Partner	                                                       (1.55)                    (0.34)		(0.27)	(1.67)




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$
Partners? Capital,
   December 31, 2004	32,961,245.703	770,511,257	8,212,630	778,723,887

Offering of Units	5,401,885.201	 116,271,283            480,000		116,751,283

Net Loss                                                              ?      	   	(53,393,191)	(578,371)	(53,971,562)

Redemptions	    (4,336,961.123)	  (94,438,928)	              ?     	 (94,438,928)

Partners? Capital,
   September 30, 2005	  34,026,169.781	 738,950,421	 8,114,259	 747,064,680




Partners? Capital,
   December 31, 2005	32,346,933.835	715,669,731	7,746,362	723,416,093

Offering of Units	4,308,022.567	 101,294,792                   ?		101,294,792

Net Loss                                                              ?      	   	(9,284,386)	(96,554)	(9,380,940)

Redemptions	    (4,196,077.672)	  (98,458,480)	              ?     	 (98,458,480)

Partners? Capital,
   September 30, 2006	  32,458,878.730	 709,221,657	 7,649,808	 716,871,465











The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	       For the Nine Months Ended September 30,

	      2006     	      2005
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(9,380,940)	(53,971,562)
Noncash item included in net loss:
	Net change in unrealized	17,095,728	(11,203,644)

(Increase) decrease in operating assets:
	Restricted cash	26,037,175	45,343,545
	Net option premiums	28,337	?
	Interest receivable (Morgan Stanley DW)	(500,637)	(661,217)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(66,114)	(812,453)
	Accrued management fees	                   (21,893)	           16,321

Net cash provided by (used for) operating activities	   33,191,656	  (21,289,010)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	100,698,384	125,478,624
Cash paid for redemptions of Units	  (111,844,648)	    (84,911,067)

Net cash provided by (used for) financing activities	     (11,146,264)	    40,567,557

Net increase in unrestricted cash	22,045,392	19,278,547

Unrestricted cash at beginning of period	        591,492,563	  584,988,965

Unrestricted cash at end of period	   613,537,955	  604,267,512




The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains/(Losses)
            on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$

Sep. 30, 2006	    6,060,388  (1,091,980)	 4,968,408	Mar. 2008	Dec. 2006
Dec. 31, 2005	   26,727,989  (4,663,853)	22,064,136	Jun. 2007	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.





       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $721,483,503 and $746,142,887 at September 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company?s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Partnership as of January 1, 2007. The Partnership is cur-rently evaluating the potential impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value
Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value,

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008 . The Part-nership is currently evaluating the potential impact of adopting SFAS No. 157.



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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the
       Partnership during the period in question.  Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 13 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(34,253,886) and expenses totaling $16,129,603, resulting in a net loss of $50,383,489 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $23.64 at June 30, 2006 to $22.09 at September 30, 2006.

The most significant trading losses of approximately 3.3% were incurred in the energy markets, primarily during August and September, from long futures positions in crude oil and its related products as prices moved lower after weaker-than-expected U.S. economic data led investors to believe that energy demand would be negatively affected and the U.S. Department of Labor reported an unexpected climb in domestic gasoline supplies. Prices were pressured further lower after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and news that the Organization of Petroleum Exporting Countries reduced its 2006 oil demand growth forecast. Within the global interest rate markets, losses of approximately 1.8% were incurred from positions in Canadian, U.S., German, British, and Australian interest rate futures. During July, losses were recorded from short positions in U.S., German, British, and Canadian interest rate futures as prices reversed higher on significant geopolitical concerns after North Korea conducted long-range missile tests, terrorist bombings aboard commuter trains in
       Bombay, India, and fears of an escalating conflict in the
Middle East. During September, short positions in European and Australian interest rate futures incurred losses as prices reversed higher at the end of the month amid increased demand for fixed-income investments. European interest rate futures prices also moved higher after the European Central Bank kept interest rates unchanged and a report showed investor confidence in Germany fell to its lowest reading in more than seven years. Elsewhere in the global interest rate markets, Australian interest rate futures prices increased on investor sentiment that the Reserve Bank of Australia would hold interest rates steady at its next policy meeting. Additional losses of approximately 1.6% were incurred within the agricultural markets, during July and August, from long positions in cocoa futures as prices fell on news from the International Cocoa Organization that global supplies were still adequate to meet demand. Meanwhile, losses were recorded during August from long positions in wheat futures as prices moved lower on forecasts of improved weather conditions across the wheat-growing regions of the U.S. Midwest. During August, losses were also experienced from short positions in live cattle and lean hogs futures as prices moved higher on strong demand after data from the U.S. Department of Agriculture showed domestic beef exports at their highest level since December 2003. Smaller losses of approximately 0.1% were incurred within the metals markets during September from short positions in aluminum futures as prices increased at the end of the month on supply concerns. A portion of the Partnership?s overall losses during
       the quarter was offset by gains of approximately 0.6%
recorded in the global stock index markets primarily during July and September. During July, gains were recorded from long positions in Hong Kong equity index futures as prices moved higher on news that Gross Domestic Product in China surged to 10.9% in the first six months of this year. During September, gains were experienced from long positions in European and U.S. equity index futures as prices increased on falling energy prices. In addition, the S&P 500 Index closed at a five-and-a-half-year high after the U.S. Conference Board reported a stronger-than-expected rebound in consumer confidence in September. Meanwhile, European equity index futures prices were supported higher on merger and acquisition activity and solid corporate earnings. Finally, gains of approximately 0.5% were experienced within the currency markets during August from long positions in the British pound versus the U.S dollar and euro as the British pound strengthened after the Bank of England unexpectedly lifted its key interest rate. The value of the British pound was also pressured higher after data from the United Kingdom's Office for National Statistics showed real Gross Domestic Product increased in the second quarter. Elsewhere in the currency sector, short positions in the Japanese yen against the U.S. dollar, euro, British pound, and Swiss franc experienced gains as the value of the Japanese yen moved lower against most of its major rivals after the Japanese Consumer Price Index for July came in lower-than-expected and was revised downward for the previous months. As such, this weaker-than-expected inflation
       data diminished concerns of another interest rate hike by the Bank of Japan this year. Meanwhile, gains were also recorded from short positions in the South African rand against the U.S. dollar as the value of the South African rand weakened following data showing the country's trade deficit widened more-than-expected.

The Partnership recorded total trading results including interest income totaling $46,301,226 and expenses totaling $55,682,166, resulting in a net loss of $9,380,940 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $22.36 at December 31, 2005 to $22.09 at September 30, 2006.

The most significant trading losses of approximately 6.2% were recorded in the currency markets, primarily during the first half of the year, from short positions in the Japanese yen, Swiss franc, and Australian dollar versus the U.S. dollar. Throughout a majority of the first half of the year, the U.S. dollar moved lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. In addition, the Japanese yen and Swiss franc moved higher against the U.S. dollar during January and February as strong economic data out of Japan and Switzerland increased speculation that the Bank of Japan and Swiss National Bank might raise
       interest rates.  During April, the Japanese yen
strengthened on speculation of a possible Bank of Japan interest rate hike in the near-future, while the Swiss franc moved higher on political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Losses in the currency markets were also incurred during February and March from long positions in the British pound relative to the U.S. dollar as the value of the pound finished lower after news that Gross Domestic Product in the United Kingdom for 2005 was weaker-than-expected. Smaller losses were experienced during March from short positions in the Norwegian krone versus the U.S. dollar as the value of the krone moved higher after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. Additional losses of approximately 2.9% were incurred within the energy markets during February from long futures positions in crude oil and its related products as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. During August and September, long futures positions in crude oil and its related products also incurred losses as prices moved lower after weaker-than-expected U.S. economic data led investors to believe that energy demand would be negatively affected and the U.S. Department of Labor
       reported an unexpected climb in domestic gasoline
supplies. Prices were pressured further lower after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and news that the Organization of Petroleum Exporting Countries reduced its 2006 oil demand growth forecast. Finally, within the agricultural markets, losses of approximately 1.9% were incurred during the second and third quarter, primarily from short positions in live cattle futures as prices moved higher on strong demand. Meanwhile, losses were incurred during July and August from long positions in cocoa futures as prices fell on news from the International Cocoa Organization that global supplies were still adequate to meet demand. Elsewhere in the agricultural complex, losses were recorded from long positions in wheat futures as prices moved lower on forecasts of improved weather conditions across the wheat-growing regions of the U.S. Midwest. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 8.2% in the metals markets throughout the first half of the year from long positions in copper, nickel, zinc, and aluminum futures as base metals prices rallied from March until May on strong global demand and on reports of falling inventories. Within precious metals, long positions in gold and silver futures experienced gains as gold and silver prices reached 25-year highs in May, benefiting from strong demand and lagging supply. Demand for gold was supported higher by continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high energy prices, and solid global
       economic growth.  Additional gains of approximately 3.7%
were experienced in the global stock index markets primarily during January, March, April, and July from long positions in European, U.S., and Australian stock index futures as prices trended higher on strong corporate earnings and solid economic data. Additional gains in the global stock index markets were recorded during the third quarter from long positions in Hong Kong equity index futures as prices moved higher during July on news that Gross Domestic Product in China surged to 10.9% in the first six months of this year. During September, gains were experienced from long positions in European equity index and S&P 500 Index futures as prices increased on falling energy prices. In addition, the S&P 500 Index closed at a five-and-a-half-year high after the U.S. Conference Board reported a stronger-than-expected rebound in consumer confidence in September. Meanwhile, European equity index futures prices were supported higher on merger and acquisition activity and solid corporate earnings. Smaller gains of approximately 2.7% were recorded in the global interest rates markets primarily during the first and second quarter. Short positions in U.S., European, and Australian fixed-income futures experienced gains as prices trended lower throughout a majority of the first quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Australia would rise. U.S. fixed-income futures prices continued to move lower into the second quarter following the release of stronger-than-expected U.S. economic data and the sixteenth consecutive
       interest rate hike by the U.S. Federal Reserve.  Similarly in Germany, rising equity prices and strong economic growth pressured German fixed-income futures prices lower in the second quarter. Within the Australian interest rate market, prices were also pressured lower on an unexpected interest rate hike by the Reserve Bank of Australia.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $5,645,425 and expenses totaling $17,651,139, resulting in a net loss of $12,005,714 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $22.30 at June 30, 2005 to $21.96 at September 30, 2005.

The most significant trading losses of approximately 10.2% were incurred in the global interest rate sector from positions in European, U.S., Japanese, Australian, and Canadian interest rate futures. During July, long positions in European, U.S., and Japanese interest rate futures resulted in losses as prices reversed lower during the month. European fixed-income prices declined amid strength in regional equity markets, and news of terrorist attacks on the London transport network also weighed on European bond prices. Long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. Within the Japanese interest rate
       markets, losses were recorded as prices declined following positive comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in European, U.S., and Japanese fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Prices for U.S. interest rate futures also rallied on growing speculation that the U.S. Federal Reserve would stop raising interest rates sooner than previously thought due to the potential economic effects caused by Hurricane Katrina, while European fixed income prices advanced amid expectations that the European Central Bank governing council would once again leave interest rates unchanged after its summer break. Within Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July which clouded prospects for the Japanese economy, also contributed to higher prices. During September, long positions in European and U.S. fixed-income futures incurred losses as prices weakened after measurements of Hurricane Katrina?s economic impact revealed that they were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would leave European interest rates unchanged at their upcoming meeting, despite the fact that European Central Bank representatives had openly discussed the eventual need to hike rates due to concern for inflation risks. Long positions in Australian bond futures recorded losses as prices declined after
       Australia's largest ever annual jobs gain initiated
speculation that the Reserve Bank of Australia would perhaps reconsider its stance on interest rates and lean toward future interest rate tightening. Additional losses stemmed from long positions in Canadian interest rate futures as prices finished lower on strength in the equity markets and as the Bank of Canada raised its key interest rate for the first time in 11 months. In the currency markets, the Partnership experienced losses of approximately 2.2% primarily during August from long U.S. dollar positions against the British pound, Swiss franc, and euro, as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Smaller Partnership losses of approximately 1.5% were experienced in the agricultural markets from short futures positions in live cattle, lean hogs, cotton, as well as from long futures positions in the soybean complex and coffee. During July, short futures positions in live cattle recorded losses after prices reversed higher in response to lower slaughter rates. During August, losses resulted from long futures positions in the soybean complex as prices reversed lower due to forecasts for supply increases spurred by moisture in parts of the U.S. growing regions. Short futures positions in lean hogs also returned losses during August after prices rose in response to reports of lower slaughter rates from the U.S. Department of Agriculture. During September, losses stemmed from short futures positions in live cattle and cotton, as well as from long futures
       positions in coffee.   Live cattle prices rose amid higher
slaughter rates caused by increases in market demand, while cotton prices reversed higher in response to technically-based buying. Meanwhile, coffee prices fell on news of growth in global crops from countries such as Brazil and Colombia. A portion of the Partnership?s overall losses during the quarter was offset by gains of approximately 7.4% recorded in the energy markets primarily during August from long positions in crude oil and its related products and natural gas as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch new record highs amid concern for heavily damaged, or even possibly destroyed refineries and production facilities. Gains of approximately 5.5% resulted in the global stock index markets during July and September from long positions in Pacific Rim, European, and U.S. stock index futures as prices increased amid positive economic data out of the U.S. and Japan, a strong U.S. jobs number, and better-than-expected Japanese corporate earnings. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that the re-valuation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe, and
Japan.   Finally, strong corporate earnings out of the European
Union and the U.S. resulted in optimistic investor sentiment and pushed prices further. During September, long positions in Japanese stock index futures continued to gain as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch. Additional sector gains resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Smaller gains of approximately 1.3% were recorded in the metals markets from long futures positions in copper and gold as prices moved higher during the quarter in response to supply tightness and strong global demand.

The Partnership recorded total trading results including interest income totaling $1,507,043 and expenses totaling $55,478,605, resulting in a net loss of $53,971,562 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $23.63 at December 31, 2004 to $21.96 at September 30, 2005.

The most significant trading losses of approximately 5.8% were incurred in the currency markets during January, March, and August. During the first quarter, losses were recorded from long positions in the British pound and Swiss franc versus the U.S. dollar after the U.S. dollar?s value advanced in response to speculation that China would move toward a flexible exchange and amid expectations for higher U.S. interest rates. During August, long U.S. dollar positions against the British pound and Swiss franc resulted in losses as the value of the U.S. dollar declined
       amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Losses in the agricultural markets of approximately 5.2% resulted from positions in lean hogs, live cattle, the soybean complex, wheat, cocoa, sugar, and cotton. During the first quarter, losses were experienced from short futures positions in the soybean complex, wheat, and corn as prices reversed higher on news of extremely cold weather in the growing regions of the United States and rumors of a reduction on world output during 2005. Additional losses were experienced from long futures positions in lean hogs as prices weakened on news of a reduction in demand. Long lean hog futures experienced further losses during March as prices declined on speculative selling. During April, long futures positions in cocoa and sugar resulted in losses after prices reversed lower on technically-based selling. Long futures positions in lean hogs and live cattle also incurred losses as prices finished lower on news of a reduction in foreign export demand. Long futures positions in lean hogs continued to incur losses as prices moved lower during May in response to continued weakening demand. Additional losses during the second quarter stemmed from short futures positions in corn as prices increased due to weather-related concerns for newly-planted crops in U.S. growing regions. Losses were also recorded late in the second quarter from short futures positions in sugar as prices declined on technically-based selling. In the global interest rate markets, losses of approximately 1.0% were incurred primarily during the third
       quarter from positions in Australian and U.S. interest rate futures. During July, long positions in U.S. interest rate futures resulted in losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. During August, short positions in U.S. fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina and growing speculation that the U.S. Federal Reserve would stop raising interest rates sooner than previously thought. During September, long positions in Australian bond futures recorded losses as prices declined after Australia's largest ever annual jobs gain initiated speculation that the Reserve Bank of Australia would perhaps reconsider its stance on interest rates and lean toward future interest rate tightening. Additional losses stemmed from long positions in U.S. fixed-income futures as prices weakened after measurements of Hurricane Katrina?s economic impact revealed that they were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. Smaller Partnership losses of approximately 0.3% were incurred in the metals markets, primarily during the second quarter, from long futures positions in precious metals as prices reversed lower due to strength in the U.S. dollar. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 6.0% achieved in the energy markets, primarily during August, from long positions in crude oil and its related products, and natural gas as prices climbed higher on supply and demand concerns. After Hurricane
       Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. Additional gains of approximately 4.7% were experienced in the global stock index markets, primarily during the third quarter, from long positions in European and Pacific Rim stock index futures as prices increased amid positive economic data out of the U.S. and Japan, a strong U.S. jobs number, and better-than-expected Japanese corporate earnings. Prices continued to strengthen after China reformed its U.S. dollar currency peg
policy.   Finally, strong corporate earnings out of the European
Union and the U.S. resulted in optimistic investor sentiment and pushed prices further. During September, long positions in Japanese stock index futures continued to gain as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch. Additional sector gains resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast.


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired
       for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open
       positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within
       the meaning of the safe harbor from civil liability
provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been
       exceeded once in 100 trading days, or one day in 100.  VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005. At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $717 million and $747 million, respectively.

Primary Market	  September 30, 2006	September 30, 2005
Risk Category	    Value at Risk	Value at Risk

Equity					(1.42)%			   (2.44)%
Currency					(1.06)    			   (1.67)
Interest Rate				(0.72)   			   (0.77)
Commodity					(0.48)    			   (1.69)
Aggregate Value at Risk		(1.52)%			   (3.72)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. In the quarter-end reporting periods prior to September 30, 2005, the VaR for the primary market risk category of currency listed above did not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure materially misrepresented the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for
       all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.

Primary Market Risk Category        High      Low      Average
Equity						(2.98)%	(0.38)%	(1.62)%
Currency						(1.44)	(0.75)	(1.15)
Interest Rate					(1.70)	(0.72)	(1.19)
Commodity						(1.53)	(0.48)	(0.89)
Aggregate Value at Risk 			(4.61)%	(1.52)%	(2.75)%

In the quarter-end reporting periods prior to September 30, 2005, the VaR for the primary market risk category of currency listed above did not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure
       materially misrepresented the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above.

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 88% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
The following were the primary trading risk exposures of the Partnership at September 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at September 30, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At September 30, 2006, the Partnership?s primary exposures were to the Euro Stoxx 50 (Europe), S&P 500 (U.S.), Hang Seng (China), DAX (Germany), CAC 40 (France), Dow Jones (U.S.), NIKKEI 225 (Japan), FTSE 100 (Britain), TAIWAN (Taiwan), IBEX 35 (Spain), Canadian S&P 60 (Canada), NASDAQ 100 (U.S.), SPI-200 (Australia), S&P/MIB (Italy), and RUSSELL 2000 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at September 30, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2006, the Partnership?s major exposures were to euro, Japanese yen, British pound, Norwegian krone, Swiss franc, Australian dollar, Swedish krona, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At September 30, 2006, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, New Zealand, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New Zealand. Demeter anticipates that G-7 countries interest rates and Australian and New Zealand interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at September 30, 2006 was to the markets that comprise these sectors. Most of the exposure was to the corn, soybean meal, cotton, wheat, soybeans, coffee, lean hogs, live cattle, cocoa, soybean oil, and feeder cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At September 30, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude
       oil and its related products and natural gas.  Price
movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	At September 30, 2006, the Partnership had market
exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, nickel, zinc, lead, and tin. The
Partnership also had exposure to precious metals, such as gold, silver, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2006:

       Foreign Currency Balances. The Partnership?s primary
foreign currency balances at September 30, 2006 were in Australian dollars, Japanese yen, Canadian dollars, Norwegian krone, Swedish krona, Swiss francs, New Zealand dollars, euros, South African rand, Hong Kong dollars, British pounds, Czech koruna, and Hungarian forint. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Item 4.	CONTROLS AND PROCEDURES

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

       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

1464:    <table>
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
1467:    <caption>
 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number
Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	9,000,000.000		January 31, 1996	333-00494
Additional Registration	5,000,000.000 	  April 30, 1996	      333-03222
Additional Registration	5,000,000.000 	  May 11, 1998   	      333-47831
Additional Registration	10,000,000.000   	January 21, 1999	333-68779
Additional Registration	1,000,000.000  	April 30, 2002	333-84652
Additional Registration	10,000,000.000	April 28, 2003	333-104001
Additional Registration	  40,000,000.000	April 28, 2004	333-113397
 Total Units Registered         84,000,000.000

Units sold through 9/30/06	      60,724,611.713
Units unsold through 9/30/06	   23,275,388.287

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       The aggregate price of the Units sold through September
30, 2006 was $1,085,453,314.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as a part of the above referenced Registration Statements.

Item 5. OTHER INFORMATION
Management. On September 22, 2006, the following individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received a B.A. degree in finance from Tulane University in 1991 and an MBA in finance, with honors,
       from the Columbia University Graduate School of Business in 1998.

On November 6, 2006, Mr. Kevin Perry resigned his position as
Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.

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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 14, 2006     By:   /s/Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
















1612: