Form 10-Q
period 2007-03-31
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2007-05-14
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2007
 		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2007 and 2006 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	14-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	23-37

Item 4.	Controls and Procedures	37

Item 4T.	Controls and Procedures	.38


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds	39-40

Item 6.	Exhibits	40


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION

	  March 31,	     December 31,
           2007      	        2006
	  $	      $
	   (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	559,713,390   	618,802,593
	Restricted cash	   107,987,545	 113,620,432

	     Total cash	   667,700,935	 732,423,025

	Net unrealized gain on open contracts (MSIL)                            13,312,333		     1,537,347
	Net unrealized gain on open contracts (MS&Co.)	      12,787,883	   30,280,000

	     Total net unrealized gain on open contracts                          26,100,216		   31,817,347

	Net option premiums                                                                          85,930		          64,116

	     Total Trading Equity	693,887,081 	764,304,488

Subscriptions receivable	7,822,403 	6,849,894
Interest receivable (Morgan Stanley DW)	     2,393,831	     2,538,494

	     Total Assets	  704,103,315	  773,692,876

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	8,977,963 	11,571,388
Accrued brokerage fees (Morgan Stanley DW)	3,645,295 	3,693,334
Accrued management fees	    1,605,072	      1,607,196

	     Total Liabilities	   14,228,330	    16,871,918

Partners? Capital

Limited Partners (31,669,520.953 and
	31,769,428.115 Units, respectively)	682,411,399 	748,658,571
General Partner (346,372.001 Units) 	     7,463,586	       8,162,387

	     Total Partners? Capital	   689,874,985 	   756,820,958

	     Total Liabilities and Partners? Capital	  704,103,315	   773,692,876
NET ASSET VALUE PER UNIT	             21.55	              23.57

	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)





  	   	    For the Quarters Ended March 31,


                                                                         		        2007    	    2006
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		          7,361,307			   5,983,316

EXPENSES
	Brokerage fees (Morgan Stanley DW)		11,348,145	10,969,799
	Management fees	      	    4,988,381	   4,804,958
	Incentive fees		            77,430	    3,415,889

	   Total Expenses		   16,413,956	   19,190,646

NET INVESTMENT LOSS	   (9,052,649)	  (13,207,330)

TRADING RESULTS
Trading profit (loss):
	Realized			 (49,972,914)	35,231,158
	Net change in unrealized		    (5,717,131)	  37,328,546

        Total Trading Results		   (55,690,045)	  72,559,704

NET INCOME (LOSS) 	    (64,742,694)	     59,352,374

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		           (64,043,893)	 58,710,160
	General Partner                                                   		            (698,801)	      642,214

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		(2.02)    	1.86
	General Partner                                                   		             (2.02)	1.86




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2007 and 2006
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2005	32,346,933.835	715,669,731	7,746,362	723,416,093

Offering of Units	1,387,694.539	  32,400,166                  ?		 32,400,166

Net Income                                                              ?      	   	58,710,160	642,214	59,352,374

Redemptions	    (1,857,884.371)	  (43,164,905)	              ?     	 (43,164,905)

Partners? Capital,
   March 31, 2006	  31,876,744.003	 763,615,152	 8,388,576	 772,003,728



Partners? Capital,
   December 31, 2006	32,115,800.116	748,658,571	8,162,387	756,820,958

Offering of Units	1,115,915.635	  25,577,909                  ?		 25,577,909

Net Loss                                                              ?      	   	(64,043,893)	(698,801)	(64,742,694)

Redemptions	    (1,215,822.797)	  (27,781,188)	              ?     	 (27,781,188)

Partners? Capital,
   March 31, 2007	  32,015,892.954	 682,411,399	 7,463,586	 689,874,985








The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	       For the Quarters Ended March 31,

	      2007     	      2006
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(64,742,694)	59,352,374
Noncash item included in net income (loss):
	Net change in unrealized	5,717,131	(37,328,546)

(Increase) decrease in operating assets:
	Restricted cash	5,632,887	26,361,391
	Net option premiums	(21,814)	42,808
	Interest receivable (Morgan Stanley DW)	144,663	(355,844)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(48,039)	(189,620)
	Accrued management fees	          (2,124)	        (44,826)
  	Accrued incentive fee	                                         -        	     3,415,889

Net cash provided by (used for) operating activities	  (53,319,990)	   51,253,626


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	24,605,400	28,438,407
Cash paid for redemptions of Units	   (30,374,613)	  (52,266,478)

Net cash used for financing activities	   (5,769,213)	   (23,828,071)

Net increase (decrease) in unrestricted cash	(59,089,203)	27,425,555

Unrestricted cash at beginning of period	   618,802,593	  591,492,563

Unrestricted cash at end of period	   559,713,390	   618,918,118


	The accompanying notes are an integral part of these financial statements.








       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Technical L.P. (the ?Partnership?).
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

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

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). Effective April 1, 2007, Morgan Stanley
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co. Incorporated (?MS&Co.?), which has assumed all of the responsibilities of Morgan Stanley DW. Upon completion of the merger, MS&Co. has become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International Limited (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW, MS&Co., and MSIL. Demeter, MS&Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company Inc. (?Campbell?), Chesapeake Capital Corporation (?Chesapeake?), John
W. Henry & Company Inc. (?JWH?), and Winton Capital Management Limited (?Winton?) (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

Effective February 1, 2007, subscriptions are allocated among the Trading Advisors as follows: Chesapeake (30%), JWH (20%), and


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Winton (50%); redemptions are allocated as follows: Chesapeake
(40%), JWH (40%), and Winton (20%).

Effective May 1, 2007, the Partnership?s assets were reallocated as follows: 30% to Campbell, 35% to Chesapeake, 10% to JWH, and 25% to Winton.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. Effective April 1, 2007, MS&Co. pays the Partnership interest income on 80% of the funds on deposit with the commodity brokers at month-end at a rate equal to the monthly average of the 4-week U.S. Treasury bills discount rate during such month. The Partnership pays brokerage fees to MS&Co. (Morgan Stanley DW, prior to April 1, 2007). Prior to April 1, 2007, Morgan Stanley DW paid the Partnership monthly interest income on 80% of its average daily Net Assets for the month at a rate equal to a prevailing rate on U.S. Treasury bills.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts on physical commodities


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:












       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      Net Unrealized Gains
            on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$

Mar. 31, 2007	   25,378,389	     721,827	26,100,216	Sep. 2008	Jun. 2007
Dec. 31, 2006	   21,920,150   9,897,197	31,817,347	Jun. 2008	Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


The Partnership also has credit risk because Morgan Stanley DW (through March 31, 2007), MS&Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $693,079,324 and $754,343,175 at March 31, 2007, and December 31,
2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency option contracts, the Partnership is at risk to the ability of MSCG, the
sole counterparty on all such contracts, to perform.   The Part-
nership has a netting agreement with each counterparty.  These
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.

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

Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General.  The Partnership?s results depend on the Trading
Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 13 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(48,328,738) and expenses totaling $16,413,956, resulting in a net loss of $64,742,694 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $23.57 at December 31, 2006, to $21.55 at March 31, 2007.

The most significant trading losses of approximately 2.8% were recorded in the currency markets during January from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar moved higher after stronger than expected retail sales data, consumer confidence, and jobs growth suggested that the U.S. Federal Reserve might not cut interest rates in the near-term. Additional losses were experienced during February and March from long positions in the British pound versus the U.S. dollar as the value of the British pound weakened amid speculation that the Bank of England would not continue to increase interest rates in the near-term after a report showed U.K. services growth slowed in January. Elsewhere in the currency markets, losses were recorded during February and March from long positions in the Swedish krona versus the euro and the U.S. dollar as the value of the Swedish krona weakened against these currencies after Riksbank Governor, Stefan Ingves, indicated that inflationary pressures were slowing in Sweden. Losses were also experienced during late February and early March from short positions in the Japanese yen versus the U.S. dollar
       as the value of the Japanese yen reversed sharply higher against most of its major rivals in late February due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. Within the global interest rate futures markets, losses of approximately 1.7% were recorded primarily during late February and early March from short positions in U.S., European, and Australian fixed-income futures as prices moved sharply higher in a worldwide flight to quality after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. Furthermore, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During March, newly established long positions in U.S. and Canadian interest rate futures incurred further losses as prices declined later in the month amid reduced demand for the ?safe-haven? of fixed-income investments. In addition, U.S. interest rate futures prices declined after a stronger than expected government jobs report. Additional losses of approximately 1.6% were experienced within the global stock index sector primarily during February and early March from long positions in European, U.S.,
       and Pacific Rim stock index futures as prices reversed sharply lower after the aforementioned sell-off in the global equity markets. In addition, global equity prices were negatively affected by sub-prime loan delinquency concerns in the United States. Smaller losses of approximately 0.9% were experienced within the energy markets, primarily during February and March from short futures positions in crude oil and its related products as prices moved higher after data indicated higher U.S. fuel consumption. In addition, prices increased amid rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to increase sanctions against Iran. Prices also rose on news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf, adding to investor worries about the stability of the world?s oil supply in the region. Finally, losses of approximately 0.5% were recorded in the agricultural markets during January and March from long positions in wheat futures as prices moved lower on weak demand amid increasing global supplies. Additional losses in the agricultural complex were experienced from long positions in corn futures as prices fell in March after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up this year to its highest since 1944. Lastly, long positions in live cattle futures resulted in losses during March as prices declined due to technically-based selling.

       For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $78,543,020 and expenses totaling $19,190,646, resulting in net income of $59,352,374 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $22.36 at December 31, 2005, to $24.22 at March 31, 2006.

The most significant trading gains of approximately 5.1% were recorded in the global stock index futures markets during January and March from long positions in European, U.S., Japanese, and Australian stock index futures as prices trended higher on strong corporate earnings and solid economic data. Additional gains of approximately 4.7% were experienced in the metals markets, during January and March, from long futures positions in copper, zinc, and aluminum as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also pressured higher after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. Within the agricultural markets, gains of approximately 1.3% were experienced during January from long positions in sugar futures as prices trended higher, moving to their highest level since 1981, in response to a decline in inventories, as well as
       from increased ethanol demand caused by higher energy prices. Elsewhere in the agricultural markets, short futures positions in lean hogs resulted in gains as prices moved lower during January and March amid technically based selling. Additional gains of approximately 1.3% were recorded in the global interest rate futures markets, primarily during February and March, from short positions in U.S. interest rate futures as global bond prices trended lower amid strength in the equity markets and investor sentiment that interest rates in the United States would continue to rise. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 2.2% in the currency sector from long U.S. dollar positions versus the Swiss franc, euro, Japanese yen, and the Norwegian krone as the value of the U.S. dollar moved lower during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possible come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China might move to diversify some of its U.S. dollar based assets into other currencies. Further losses were experienced during February from short positions in the Japanese yen relative to the U.S. dollar as the value of the yen increased on the release of better than expected Japanese machinery orders data and speculation that the Bank of Japan might move to tighten monetary policy in Japan. Additional losses during February were recorded from short positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar weakened amid investor concern regarding the massive U.S.
       trade deficit.  Currency losses were also incurred during
February and March from long positions in the British pound relative to the U.S. dollar as the value of the pound finished lower after news that Gross Domestic Product in the United Kingdom for 2005 was weaker than expected. Smaller losses were experienced during March from short positions in the euro relative to the U.S. dollar and the Australian dollar, as well as short positions in the Norwegian krone as the value of these European currencies moved higher after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. Additional losses of approximately 0.2% were experienced in the energy markets, primarily during February, from long futures positions in crude oil and its related products as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast.


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of
       trading loss.  Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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


       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007, and 2006. At March 31, 2007, and 2006, the Partnership?s total capitalization was approximately $690 million and $772 million, respectively.

Primary Market	   March 31, 2007	March 31, 2006
Risk Category	    Value at Risk	Value at Risk

Equity					(1.76)%			   (1.70)%
Currency					(1.40)    			   (1.36)
Interest Rate				(0.77)   			   (1.56)
Commodity					(1.38)    			   (0.82)
Aggregate Value at Risk		(2.91)%			   (3.18)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.
       Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007.

Primary Market Risk Category        High      Low      Average
Equity						(2.19)%	(0.38)%	 (1.44)%
Currency						(1.53)	(0.75)	 (1.19)
Interest Rate					(1.70)	(0.72)	 (1.08)
Commodity						(1.38)	(0.47)	 (0.76)
Aggregate Value at Risk			(2.91)%	(1.52)%	 (2.25)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above
       or that such losses will not occur more than once in 100 trading days.
Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007), as of March 31, 2007, such amount is equal to approximately 85% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The second largest market exposure of the Partnership at March 31, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and
       Canada.  The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At March 31, 2007, the Partnership?s primary exposures were to the DAX (Germany), Euro Stoxx 50 (Europe), NIKKEI 225 (Japan), Canadian S&P 60 (Canada), Hang Seng (China), IBEX 35 (Spain), SPI 200 (Australia), FTSE 100 (United Kingdom), CAC 40 (France), S&P/MIB (Italy), S&P 500 (U.S.), TAIWAN (Taiwan), RUSSELL 2000 (U.S.), S&P MIDCAP (U.S.), Dow Jones (U.S.), and NASDAQ 100 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at March 31, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2007, the Partnership?s major exposures were to euro, Japanese yen, Swedish krona, Australian dollar, Canadian dollar, British pound, Swiss franc, Norwegian krone, and New Zealand dollar currency crosses, as well as to outright U.S. dollar positions.
       Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. As of March 31, 2007, the Partnership had market exposure in the global interest rate sector. Exposure was primarily spread across the European, Japanese, Australian, U.S., New Zealand, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other
G-7 countries.      However, the Partnership also takes futures
positions in the government debt of smaller countries ? e.g., Australia and New Zealand. Demeter anticipates that G-7 countries? interest rates and Australian and New Zealand?s interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at March 31, 2007, was to the soft commodities and agricultural sector. Most of the exposure was to the soybeans, cocoa, soybean meal, live cattle, cotton, corn, wheat, soybean oil, lean hogs, and sugar markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. 	At March 31, 2007, the Partnership had market
exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as nickel, aluminum, copper, and lead. The Partnership also had exposure to precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2007, were in Hong Kong dollars, British pounds, euros, Swedish kronor, Australian dollars, Japanese yen, Canadian dollars, Swiss francs, New Zealand dollars, Hungarian forint, and Czech koruny. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets
       among different Trading Advisors in a multi-advisor
Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 4T.	CONTROLS AND PROCEDURES



Not applicable.
       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS

<caption>				      SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number


Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	9,000,000.000		January 31, 1996	333-00494
Additional Registration	5,000,000.000 	  April 30, 1996	      333-03222
Additional Registration	5,000,000.000 	  May 11, 1998   	      333-47831
Additional Registration	10,000,000.000   	January 21, 1999	333-68779
Additional Registration	1,000,000.000  	April 30, 2002	333-84652
Additional Registration	10,000,000.000	April 28, 2003	333-104001
Additional Registration	  40,000,000.000	April 28, 2004	333-113397
 Total Units Registered         84,000,000.000

Units sold through 3/31/07	      62,982,141.463
Units unsold through 3/31/07	   21,017,858.537

The managing underwriter for the Partnership is MS&Co. (Morgan
Stanley DW, prior to April 1, 2007).

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       The aggregate price of the Units sold through March 31,
2007, was $1,136,973,138.

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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 15, 2007          By:   /s/Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.






1341:
1343:
1344: