Form 10-Q
period 2007-06-30
MORGAN STANLEY  SPECTRUM TECHNICAL LP
filed 2007-08-10
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number 0-26338

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      13-3782231
(State or other jurisdiction of		      	  (I.R.S. Employer
incorporation or organization)			       Identification No.)


Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY	 						 	    10036
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code	    (212) 296-1999





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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2007
 		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2007 and 2006 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2007 and 2006 (Unaudited)	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2007 and 2006 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-27

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	27-41

Item 4.	Controls and Procedures	41

Item 4T.	Controls and Procedures	.41


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds	42-43

Item 6.	Exhibits	43



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION

<caption>	  June 30,	     December 31,
                                               2007      	        2006
	  $	      $
	   (Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	636,479,323   	618,802,593
	Restricted cash	   143,485,199	 113,620,432

	     Total cash	   779,964,522	 732,423,025

	Net unrealized gain on open contracts (MS&Co.)	 42,452,427	   30,280,000
	Net unrealized gain (loss) on open contracts (MSIL)                (14,034,676)		     1,537,347

	     Total net unrealized gain on open contracts                          28,417,751		   31,817,347

	Net option premiums                                                                        156,047		          64,116

	     Total Trading Equity	808,538,320 	764,304,488

Subscriptions receivable	5,260,600 	6,849,894
Interest receivable (MS&Co.)	      2,409,236	     2,538,494

	     Total Assets	   816,208,156	  773,692,876

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	10,123,409 	11,571,388
Accrued brokerage fees (MS&Co.)	3,879,086 	3,693,334
Accrued management fees	1,719,269	      1,607,196
Accrued incentive fee	    1,695,218	            ?

	     Total Liabilities	   17,416,982	    16,871,918

Partners? Capital

Limited Partners (30,909,937.027 and
   31,769,428.115 Units, respectively)	789,939,236 	748,658,571
General Partner (346,372.001 Units) 	      8,851,938	       8,162,387

	     Total Partners? Capital	   798,791,174 	   756,820,958

	     Total Liabilities and Partners? Capital	    816,208,156	   773,692,876

NET ASSET VALUE PER UNIT	               25.56	              23.57

	The accompanying notes are an integral part
</table>	of these financial statements.
       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)



                  For the Three Months	                             For the Six Months
  	        Ended June 30,     	                          Ended June 30,


                         2007   	        2006    	       2007   	    2006
                             $	            $	           $	         $
INVESTMENT INCOME
	Interest income (MS&Co.)	   7,173,586		  7,204,107	   	   14,534,893           13,187,423

EXPENSES
	Brokerage fees (MS&Co.)	10,970,734	11,817,516	22,318,879	22,787,315
	Management fees	4,852,624	5,197,488  	9,841,005		10,002,446
	Incentive fees	    3,584,340	    3,346,913	   3,661,770 	   	    6,762,802

		   Total Expenses 	  19,407,698	   20,361,917	  35,821,654		   39,552,563

NET INVESTMENT LOSS 	   (12,234,112)	   (13,157,810)	  (21,286,761)		   (26,365,140)

TRADING RESULTS
Trading profit (loss):
	Realized	137,265,464	48,749,256 	87,292,550		 83,980,414
	Net change in unrealized	      2,317,535	   (53,941,271)	    (3,399,596)	 	   (16,612,725)

		   Total Trading Results	   139,582,999	     (5,192,015)	   83,892,954 	     	    67,367,689

NET INCOME (LOSS)                                     127,348,887           (18,349,825)	   62,606,193		   41,002,549


NET INCOME (LOSS) ALLOCATION

	Limited Partners	                                         125,960,535	(18,151,007)	61,916,642 	 	40,559,153
	General Partner	                                              1,388,352 	(198,818)	689,551		443,396


NET INCOME (LOSS) PER UNIT

	Limited Partners	                           4.01                      (0.58)  	1.99	 	1.28
	General Partner	                           4.01                      (0.58)  	1.99	 	1.28





	The accompanying notes are an integral part of these financial statements.

       <table>                          MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2005	32,346,933.835	715,669,731	7,746,362	723,416,093

Offering of Units	2,895,432.804	  69,262,810                  ?      		 69,262,810

Net Income                                                              ?      	   	40,559,153	443,396	41,002,549

Redemptions	    (3,099,579.929)	  (73,684,584)	              ?     	 (73,684,584)

Partners? Capital,
   June 30, 2006	  32,142,786.710	 751,807,110	 8,189,758	 759,996,868




Partners? Capital,
   December 31, 2006	32,115,800.116	748,658,571	8,162,387	756,820,958

Offering of Units	1,799,320.256	  42,207,519                  ?      		 42,207,519

Net Income                                                              ?      	   	61,916,642	689,551	62,606,193

Redemptions	    (2,658,811.344)	 (62,843,496)	              ?     	 (62,843,496)

Partners? Capital,
   June 30, 2007	 31,256,309.028	 789,939,236	8,851,938	 798,791,174







The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	       For the Six Months Ended June 30,

	      2007     	      2006
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	62,606,193	41,002,549
Noncash item included in net income:
	Net change in unrealized	3,399,596	16,612,725

(Increase) decrease in operating assets:
	Restricted cash	(29,864,767)	40,922,035
	Net option premiums	(91,931)	59,453
	Interest receivable (MS&Co.)	129,258	(431,549)

Increase in operating liabilities:
	Accrued brokerage fees (MS&Co.)	185,752	154,449
	Accrued management fees	          112,073	        91,648
  	Accrued incentive fee	                                 1,695,218	                -

Net cash provided by operating activities	   38,171,392	   98,411,310


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	43,796,813	65,405,875
Cash paid for redemptions of Units	   (64,291,475)	  (88,656,156)

Net cash used for financing activities	   (20,494,662)	   (23,250,281)

Net increase in unrestricted cash	17,676,730	75,161,029

Unrestricted cash at beginning of period	   618,802,593	  591,492,563

Unrestricted cash at end of period	   636,479,323	   666,653,592




	The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007

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

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). Morgan Stanley & Co. Incorporated

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company Inc. (?Campbell?), Chesapeake Capital Corporation (?Chesapeake?), John W. Henry & Company Inc. (?JWH?), and Winton Capital Management Limited (?Winton?) (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

Effective May 1, 2007, the Partnership?s assets are reallocated as follows: 30% to Campbell, 35% to Chesapeake, 10% to JWH, and 25% to Winton.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bills discount rate during such month. The
Partnership pays brokerage fees to MS&Co.

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


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                      Net Unrealized Gains
            on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$

Jun. 30, 2007	   23,168,518   5,249,233	28,417,751	Dec. 2008	Sep. 2007
Dec. 31, 2006	   21,920,150   9,897,197	31,817,347	Jun. 2008	Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.





The Partnership also has credit risk because MS&Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward,


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $803,133,040 and $754,343,175 at June 30, 2007, and December 31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s Financial Statements.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

effective for the Partnership as of January 1, 2008. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during
       the period in question.  Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $146,756,585 and expenses totaling $19,407,698, resulting in net income of $127,348,887 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $21.55 at March 31, 2007, to $25.56 at June 30, 2007.

The most significant trading gains of approximately 7.6% were recorded in the global interest rate sector throughout the quarter from short positions in European fixed-income futures as prices moved lower amid continued optimism about the status of the European economy. Additionally, European interest rate futures prices were pressured lower on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump of 2007. Additional gains were experienced from short positions in U.S. interest rate futures as prices declined during June after the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Lastly, short positions in Australian interest rate futures resulted in gains during May and June as prices moved lower amid consistently strong economic data out of Australia. Within the global stock index sector, gains of approximately 7.5% were experienced primarily during April and May from long positions in
       European, Pacific Rim, and U.S. equity index futures as prices increased on continued strong corporate earnings and increased merger and acquisition activity. Furthermore, Pacific Rim stock prices moved higher on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. Additional gains of approximately 5.7% were experienced in the currency sector throughout the quarter from short positions in the Japanese yen versus the U.S. dollar, euro, Australian dollar, and British pound as the value of the Japanese yen weakened relative to its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the New Zealand dollar, Australian dollar, and British pound versus the U.S. dollar primarily during April and June as these currencies moved higher relative to the U.S. dollar after strong economic data out of New Zealand, Australia, and the United Kingdom added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation, thereby pushing the value of these currencies higher relative to the U.S. dollar. Additionally, the value of the U.S. dollar declined against these currencies leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. A portion of the Partnership?s gains in the second quarter was offset by losses of
       approximately 1.6% recorded in the metals markets
primarily during May and June from long positions in nickel, zinc, and aluminum futures as prices weakened on worries regarding future Chinese demand. Elsewhere in the metals markets, long positions in gold and silver futures experienced losses as prices fell amid speculative selling.

The Partnership recorded total trading results including interest income totaling $98,427,847 and expenses totaling $35,821,654, resulting in net income of $62,606,193 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $23.57 at December 31, 2006, to $25.56 at June 30, 2007.

The most significant trading gains of approximately 6.9% were recorded in the currency sector primarily during April and June from short positions in the Japanese yen versus the U.S. dollar, euro, and Australian dollar as the value of the Japanese yen weakened relative to its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the New Zealand dollar, Australian dollar, and Brazilian real versus the U.S. dollar primarily during April and June as these currencies moved higher relative to the U.S. dollar after strong
       economic data out of New Zealand and Australia added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Within the global stock index sector, gains of approximately 5.9% were experienced primarily during January, April, and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices climbed higher on continued optimism about the future of the global economy. Further gains in the global equity index sector were experienced from long positions in Pacific Rim stock index futures as prices moved higher during May on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. Further gains of approximately 5.8% were experienced in the global interest rate sector throughout the year from short positions in European fixed-income futures as prices initially fell during January after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December and unemployment dropped in the United Kingdom. European fixed-income futures prices continued to move lower throughout the second quarter on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump this year. Elsewhere, gains were recorded during January from short positions in U.S. interest rate futures as prices fell amid
       speculation that the U.S. Federal Reserve would not cut interest rates during the first quarter of 2007. Further gains were experienced from short positions in U.S. interest rate futures as prices declined during May and June after the U.S. Federal Reserve Bank of Richmond President Jeffrey Lacker stated there were still inflationary concerns present in the U.S. economy and the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Elsewhere, short positions in Australian fixed-income futures resulted in gains during June as prices moved lower after news of stronger than expected retail sales in Australia. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 1.7% recorded in the metals markets primarily during March, May, and June from long positions in silver and gold futures as precious metals prices moved lower on technically-based selling. Elsewhere, losses were incurred during March, May, and June from long positions in zinc and aluminum futures as prices initially fell due to rising global inventories and continued to weaken amid worries regarding future Chinese demand. Additional losses of approximately 0.9% were recorded in the energy markets primarily during February, March, and June from short futures positions in crude oil and its related products as prices initially reversed higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future. Additionally, prices moved higher amid rising geopolitical concerns in the Middle East and concerns
       regarding future production in Venezuela.  Smaller losses of approximately 0.5% were incurred in the agricultural markets primarily during January and March from long positions in wheat futures as prices moved lower on weak demand and increasing global supplies. During April, newly established short positions in wheat futures recorded further losses as prices reversed higher due to strong demand from Asia and freezing temperatures in the northern edge of the U.S. growing regions. Additional losses were incurred during March from long positions in corn futures as prices fell after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up in 2007 to its highest level since 1944. Lastly, long positions in live cattle futures resulted in losses during March as prices declined due to technically-based selling.

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $2,012,092 and expenses totaling $20,361,917, resulting in a net loss of $18,349,825 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $24.22 at March 31, 2006 to $23.64 at June 30, 2006.

The most significant trading losses of approximately 4.5% were incurred in the currency markets from short positions in the Japanese yen, Australian dollar, and Swiss franc relative to the U.S. dollar as the value of the U.S. dollar weakened on news that
       foreign central banks, including Russia, Sweden, and
several Middle Eastern central banks, were diversifying their currency reserves away from the U.S. dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S. Federal Reserve might be near the end of its interest rate tightening campaign. In addition to the U.S. dollar weakening, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. In the global stock index sector, losses of approximately 1.9% were experienced from long positions in U.S., European, and Japanese stock index futures as prices reversed lower during the month of May and early June amid inflation fears and uncertainty regarding global interest rate policy. Within the Asian equity index markets, long positions incurred losses as prices suffered a heavy sell-off as investors expressed concern that a global economic slowdown would negatively affect Japan?s export-driven economy. Additional losses of approximately 1.6% were incurred from short positions in live cattle and lean hog futures as prices moved higher during the quarter on increased demand and speculative buying. A portion of the Partnership?s losses in the second quarter was offset by gains of approximately 3.5% recorded in the metals sector from long futures positions in both base and precious metals. Copper, aluminum, and nickel prices rallied
       sharply on strong global industrial demand, particularly from the U.S., China, and India, and reports of decreasing inventories. Additional gains were experienced from long positions in gold and silver futures as prices reached 25-year highs, benefiting from strong demand and lagging supply. Additionally, demand for precious metals was supported higher by continued geopolitical concerns regarding Iran?s nuclear program and inflation concerns due to high energy prices. Further gains of approximately 3.3% were recorded in the global interest rate futures markets from short positions in U.S., European, and Pacific Rim interest rate futures as global fixed income prices trended lower during April. In the U.S., interest rate futures prices declined following the release of stronger than expected economic data. Similarly in Europe, rising equity prices, strong economic growth, and concerns about rising oil prices pressured European fixed-income futures prices lower. U.S fixed-income futures prices continued to move lower into May amid higher than forecasted manufacturing and construction data and the sixteenth consecutive interest rate hike by the U.S. Federal Reserve. Australian fixed income prices also declined early in the quarter on an optimistic outlook for the Australian economy as commodity prices climbed higher resulting in gains from short positions. Smaller gains, approximately 0.7%, were achieved in the energy sector from long positions in crude oil futures as prices increased sharply throughout April on strong demand, concerns of supply disruptions as tensions mounted between the U.S. and Iran, and limited production ability.

The Partnership recorded total trading results including interest income totaling $80,555,112 and expenses totaling $39,552,563, resulting in net income of $41,002,549 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $22.36 at December 31, 2005 to $23.64 at June 30, 2006.

The most significant trading gains of approximately 8.4% resulted in the metals sector from long positions in copper, nickel, zinc, and aluminum futures as base metals prices rallied from March until May on strong global demand and on reports of falling inventories. Long positions in gold and silver futures experienced gains as gold and silver prices reached 25-year highs, benefiting from strong demand and lagging supply. Demand for gold was supported higher by continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high energy prices, and solid global economic growth. In the global interest rate sector, additional gains of approximately 4.6% were recorded from short positions in U.S., European, and Japanese fixed-income futures as prices trended lower throughout a majority of the first quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan would rise. U.S. fixed-income futures prices continued to move lower into the second quarter following the release of stronger than expected U.S. economic data and the sixteenth consecutive interest rate hike by
       the U.S. Federal Reserve. Similarly in Germany, rising equity prices and strong economic growth pressured German fixed-income futures prices lower in the second quarter. Australian fixed-income prices were also pressured lower on an unexpected interest rate hike by the Reserve Bank of Australia. Gains of approximately 3.0% were recorded in the global stock index futures markets during the first quarter from long positions in European, U.S., Japanese, and Australian stock index futures as prices trended higher on strong corporate earnings and solid economic data. Smaller gains of approximately 0.4% were experienced in the energy sector from long futures positions in crude oil and gas oil as prices increased sharply at the end of March and throughout the month of April on strong demand, concerns of supply disruptions, and limited production ability. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 6.6% recorded in the currency sector from short positions in the Japanese yen, Swiss franc, and Australian dollar versus the U.S. dollar. Throughout a majority of the first half of the year, the U.S. dollar moved lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. In addition, the Japanese yen and Swiss franc moved higher against the U.S. dollar during January and February as strong economic data out of the two regions increased speculation that the Bank of Japan and European Central Bank might raise interest
       rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike in the near future, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Additional losses, approximately 0.3%, were incurred in the agricultural complex from short positions in live cattle futures as prices moved higher during the quarter on increased demand and speculative buying.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in
       frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2007, and 2006. At June 30, 2007, and 2006, the Partnership?s total capitalization was approximately $799 million and $760 million, respectively.

Primary Market	   June 30, 2007	June 30, 2006
Risk Category	    Value at Risk	Value at Risk

Equity					(2.17)%			   (0.38)%
Interest Rate				(1.86)			   (1.70)
Currency					(1.31)    			   (0.75)
Commodity					(1.14)    			   (0.71)
Aggregate Value at Risk		(3.82)%			   (1.68)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007.

Primary Market Risk Category        High      Low      Average
Equity						(2.19)%	(1.42)%	 (1.89)%
Interest Rate					(1.86)	(0.72)	 (1.12)
Currency						(1.53)	(1.06)	 (1.33)
Commodity						(1.38)	(0.47)	 (0.87)
Aggregate Value at Risk			(3.82)%	(1.52)%	 (2.79)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2006, and for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

       The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2007, such amount is equal to approximately 82% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such
       strategies.  Government interventions, defaults and expro-
priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The second largest market exposure of the Partnership at June 30, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At June 30, 2007, the Partnership?s primary exposures were to the NIKKEI 225 (Japan), DAX (Germany), SPI 200 (Australia), Euro Stoxx 50 (Europe), S&P 500 (U.S.), Canadian S&P 60 (Canada), NASDAQ 100 (U.S.), AEX (Netherlands), Hang Seng (China), FTSE 100 (United Kingdom), S&P/MIB (Italy), CAC 40 (France), IBEX 35 (Spain), TAIWAN (Taiwan), and RUSSELL 2000 (U.S.) stock indices. The
       Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partnership at June 30, 2007, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, Canadian, and New Zealand interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates.
However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New Zealand. Demeter anticipates that G-7 countries? interest rates and Australian and New Zealand?s interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At June 30, 2007, the Partnership had market exposure in the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2007, the Partnership?s major exposures were to euro, Japanese yen, Australia dollar, Norwegian krone, Czech koruna, British pound, Swiss franc, Hungarian forint, Canadian dollar, Swedish krona, and New Zealand dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2007, was to the soft commodities and agricultural sector. Most of the exposure was to the soybeans, cocoa, coffee, soybean meal, cotton, live cattle, lean hogs, soybean oil, wheat, sugar, corn, and feeder cattle markets. Supply and demand
       inequalities, severe weather disruptions, and market
expectations affect price movements in these markets.

Metals. 	At June 30, 2007, the Partnership had market
exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as nickel, copper, aluminum, zinc, and lead. The Partnership also had exposure to precious metals, such as gold, silver, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At June 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2007, were in euros, Australian dollars, Japanese yen, British pound, Hong Kong dollars, Swedish krona, South African rand, Hungarian forint, Norwegian krone, New Zealand dollars, Czech koruna, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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



Not applicable.
       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2007.


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS

<caption>				      SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	9,000,000.000		January 31, 1996	333-00494
Additional Registration	5,000,000.000 	  April 30, 1996	      333-03222
Additional Registration	5,000,000.000 	  May 11, 1998   	      333-47831
Additional Registration	10,000,000.000   	January 21, 1999	333-68779
Additional Registration	1,000,000.000  	April 30, 2002	333-84652
Additional Registration	10,000,000.000	April 28, 2003	333-104001
Additional Registration	  40,000,000.000	April 28, 2004	333-113397
 Total Units Registered         84,000,000.000

Units sold through 6/30/07	      63,665,546.084
Units unsold through 6/30/07	   20,334,453.916

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2007, was $1,153,602,748.
Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as a part of the above referenced Registration Statements.

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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 14, 2007       By:   /s/Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.


















1482: