Form 10-Q
period 2007-09-30
MORGAN STANLEY SPECTRUM TECHNICAL LP
filed 2007-11-13
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2007
 		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2007 and 2006 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2007 and 2006 (Unaudited)..	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2007 and 2006 (Unaudited)	5

		Schedules of Investments as of September 30, 2007
		(Unaudited) and December 31, 2006..........................6

		Notes to Financial Statements (Unaudited)	7-14

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	15-31

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	31-45

Item 4.	Controls and Procedures	45

Item 4T.	Controls and Procedures	.45


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds	46-47

Item 5.	Other Information	47-48

Item 6.	Exhibits	48-49


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
                       2007      	        2006
	  $	      $
	   (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	531,349,632   	618,802,593
	Restricted cash	    48,719,484	 113,620,432

	     Total cash	   580,069,116	 732,423,025

	Net unrealized gain on open contracts (MS&Co.)	 40,273,184	   30,280,000
	Net unrealized gain (loss) on open contracts (MSIP)                  (1,874,112) 		     1,537,347

	     Total net unrealized gain on open contracts                          38,399,072		   31,817,347

	Net option premiums                                                                        100,289		          64,116

	     Total Trading Equity	618,568,477 	764,304,488

Subscriptions receivable	3,119,658 	6,849,894
Interest receivable (MS&Co.)	      1,566,335	     2,538,494

	     Total Assets	  623,254,470	  773,692,876

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	13,804,436 	11,571,388
Accrued brokerage fees (MS&Co.)	2,922,292 	3,693,334
Accrued management fees	914,906	      1,607,196
Accrued incentive fee	         31,579	            ?

	     Total Liabilities	   17,673,213	    16,871,918

Partners? Capital

Limited Partners (29,902,561.829 and
    31,769,428.115 Units, respectively)	598,982,953 	748,658,571
General Partner (329,402.001 and
    346,372.001 Units, respectively) 	     6,598,304	       8,162,387

	     Total Partners? Capital	  605,581,257 	   756,820,958
	     Total Liabilities and Partners? Capital	  623,254,470	   773,692,876
NET ASSET VALUE PER UNIT	              20.03	              23.57

	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)



                                For the Three Months	                         For the Nine Months
                              Ended September 30,                        Ended September 30,


                                          2007   	        2006    	       2007   	    2006
                                          $	                                         $	           $ 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	        6,258,931		       7,431,888	              20,793,824          20,619,311

EXPENSES
	Brokerage fees (MS&Co.)	10,444,561	11,220,759	32,763,440	34,008,074
	Management fees	4,235,523	4,908,844  	14,076,528		14,911,290
	Incentive fees	             31,579	                ?     	           3,693,349	   	       6,762,802

		   Total Expenses 	      14,711,663	   16,129,603	      50,533,317		    55,682,166

NET INVESTMENT LOSS 	       (8,452,732)	    (8,697,715)	    (29,739,493)		  (35,062,855)

TRADING RESULTS
Trading profit (loss):
	Realized	(173,843,939)	(41,202,771) 	(86,551,389)		42,777,643
	Net change in unrealized	        9,981,321	       (483,003)	        6,581,725	 	   (17,095,728)

		   Total Trading Results	  (163,862,618)	  (41,685,774)	    (79,969,664)     	    25,681,915

NET LOSS                                                      (172,315,350)          (50,383,489)	 (109,709,157)		    (9,380,940)


NET LOSS ALLOCATION

	Limited Partners	                         (170,384,146)         	(49,843,539)	(108,467,504)         (9,284,386)
	General Partner	                           (1,931,204)              	(539,950)	(1,241,653)              (96,554)


NET LOSS PER UNIT

	Limited Partners	                         (5.53)	                      (1.55)                      (3.54)                  (0.27)
	General Partner	                         (5.53)	                      (1.55)                      (3.54)                  (0.27)

			                                                              Units	  Units   	    Units       	      Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                  30,818,658.439      32,335,763.755      31,478,020.278	   	32,154,269.689

	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$
Partners? Capital,
   December 31, 2005	32,346,933.835	715,669,731	7,746,362	723,416,093

Offering of Units	4,308,022.567	 101,294,792                   ?		101,294,792

Net Loss                                                              ?      	   	(9,284,386)	(96,554)	(9,380,940)

Redemptions	  (4,196,077.672)	  (98,458,480)	              ?     	 (98,458,480)

Partners? Capital,
   September 30, 2006	  32,458,878.730	 709,221,657	 7,649,808	 716,871,465





Partners? Capital,
   December 31, 2006	32,115,800.116	748,658,571	8,162,387	756,820,958

Offering of Units	2,471,300.899	 56,182,241                   ?		56,182,241

Net Loss                                                              ?      	   	(108,467,504)	(1,241,653)	(109,709,157)

Redemptions	  (4,355,137.185)	  (97,390,355)	        (322,430)	 (97,712,785)

Partners? Capital,
   September 30, 2007	 30,231,963.830	598,982,953	  6,598,304	 605,581,257






The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	       For the Nine Months Ended September 30,

	      2007     	      2006
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	 	(109,709,157)	(9,380,940)
Noncash item included in net loss:
	Net change in unrealized	(6,581,725)	17,095,728

(Increase) decrease in operating assets:
	Restricted cash	64,900,948	26,037,175
	Net option premiums	(36,173)	28,337
	Interest receivable (MS&Co.)	972,159	(500,637)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	(771,042)	(66,114)
	Accrued management fees	        (692,290)	           (21,893)
	Accrued incentive fee	           31,579	             ?

Net cash provided by (used for) operating activities	   (51,885,701)	     33,191,656


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	59,912,477	100,698,384
Cash paid for redemptions of Units	   (95,479,737)	  (111,844,648)

Net cash used for financing activities	   (35,567,260)	   (11,146,264)

Net increase (decrease) in unrestricted cash	(87,452,961)	22,045,392

Unrestricted cash at beginning of period	   618,802,593	  591,492,563

Unrestricted cash at end of period	  531,349,632	  613,537,955





	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006




Futures and Forward Contracts
      Long
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
          Net
    Unrealized
    Gain/(Loss)

  $
%
  $
 %
$

September 30, 2007, Partnership Net Assets:  $605,581,257



Commodity
15,184,721
        2.51
(1,615,252)
      (0.27)
13,569,469
Equity
 3,920,620
        0.65
(92,754)
      (0.02)
 3,827,866
Foreign currency
13,852,984
        2.29
  3,361,550
       0.56
17,214,534
Interest rate
   (276,423)
       (0.05)
     (43,341)
      (0.01)
    (319,764)






     Grand Total:
32,681,902
        5.40
  1,610,203
       0.26
34,292,105

     Unrealized Currency Gain





   4,106,967

     Total Net Unrealized Gain per Statement of Financial Condition


418:
38,399,072







December 31, 2006, Partnership Net Assets:  $756,820,958









Commodity
 1,502,376
        0.20
  2,066,014
       0.27
 3,568,390
Equity
7,860,426
        1.04
 ?
          ?
 7,860,426
Foreign currency
 3,058,385
        0.40
12,834,701
       1.70
15,893,086
Interest rate
(6,358,278)
       (0.84)
16,042,982
       2.12
  9,684,704






     Grand Total:
 6,062,909
        0.80
30,943,697
       4.09
37,006,606

     Unrealized Currency Loss





   (5,189,259)

     Total Net Unrealized Gain per Statement of Financial Condition



  31,817,347



The accompanying notes are an integral part of these financial statements.










       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Spectrum Technical L.P. (the ?Partnership?).
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

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

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). Morgan Stanley & Co. Incorporated


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIP?) serves as the commodity broker for trades on the London Metal Exchange. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company Inc., Chesapeake Capital Corporation (?Chesapeake?), John W. Henry & Company Inc., and Winton Capital Management Limited (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bills discount rate during such month. The Partnership pays brokerage fees to MS&Co.



       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:







       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      Net Unrealized Gains
            on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$

Sep. 30, 2007	   32,930,236	5,468,836	38,399,072	Mar. 2009	Dec. 2007
Dec. 31, 2006	   21,920,150   9,897,197	31,817,347	Jun. 2008	Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.





The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading



       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $612,999,352 and $754,343,175 at September 30, 2007, and December 31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

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

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


5.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial
Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained in separate trading accounts. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during
       the period in question.  Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(157,603,687) and expenses totaling $14,711,663, resulting in a net loss of $172,315,350 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $25.56 at June 30, 2007, to $20.03 at September 30, 2007.

The most significant trading losses of approximately 6.8% were recorded in the currency sector during July and August from short positions in the Japanese yen versus the U.S. dollar, Australian dollar, euro, and British pound as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors trimming ?riskier? assets funded by loans in Japan. Additional losses were incurred from long positions in the Australian dollar, euro, and New Zealand dollar versus the U.S. dollar primarily during August as the value of the U.S. dollar reversed higher against these currencies amid stronger demand for U.S. dollar-denominated government bonds resulting from continued extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans. Elsewhere, long positions in the euro versus the Czech koruna resulted in losses during July as the value of the Czech koruna reversed higher relative to the euro after the Czech National Bank increased its benchmark interest rate to 3.00%. Further
       losses of approximately 6.6% were experienced during July and August from long positions in European, U.S., and Pacific Rim equity index futures as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Within the global interest rate sector, losses of approximately 4.6% were recorded during July and August from short positions in European, Australian, and Canadian fixed-income futures as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, resulted in substantially higher demand for the ?safe haven? of government bonds. Losses continued during September from long positions in European fixed-income futures as prices reversed lower in the middle of the month following a rebound in global equities. Smaller losses of approximately 1.1% were incurred in the metals markets during July and August from long positions in nickel, copper, and aluminum futures as prices fell on news of increasing stockpiles and worries that a possible slowing of the global economy due to the U.S. sub-prime mortgage crisis would reduce future demand for base metals. Within the agricultural markets, losses of approximately 1.0% were recorded during July and August from long positions in cocoa and cotton futures as prices moved sharply lower after investors sold commodities in a scramble for liquidity as banks restricted credit amid rising U.S. sub-prime loan defaults. Elsewhere, short positions in lean hog futures resulted in losses primarily
       during July as prices moved higher due to speculation of significantly higher Chinese demand. Finally, losses of approximately 0.8% were experienced in the energy markets during July from short positions in crude oil futures and its related products as prices climbed higher amid worries that supplies of European North Sea oil were dwindling and persistent concerns regarding U.S. refinery capacity. During August, long positions in crude oil futures and its related products incurred further losses as prices declined amid concerns that a slowdown in the global economy, sparked by the U.S. sub-prime mortgage markets, would negatively impact global energy demand.

The Partnership recorded total trading results including interest income totaling $(59,175,840) and expenses totaling $50,533,317, resulting in a net loss of $109,709,157 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $23.57 at December 31, 2006, to $20.03 at September 30, 2007.


The most significant trading losses of approximately 2.8% were incurred in the metals markets primarily during March, May, and June from long positions in silver and gold futures as precious metals prices moved lower on technically-based selling. Elsewhere, long positions in zinc, aluminum, and copper futures resulted in losses during March, May, June, July, and August as prices reversed lower due to rising global inventories and worries regarding future Chinese demand. Additional losses of
       approximately 1.6% were experienced in the energy markets during February, March, June, and July from short positions in crude oil futures and its related products as prices reversed higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future, rising geopolitical concerns in the Middle East, concerns regarding future production in Venezuela, and worries that supplies of European North Sea oil were dwindling. During August, long positions in crude oil futures and its related products incurred further losses as prices declined amid concerns that a slowdown in the global economy, sparked by the U.S. sub-prime mortgage markets, would negatively impact global energy demand. Within the agricultural markets, losses of approximately 1.5% were recorded during March from long positions in corn futures as prices fell after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up this year to its highest level since 1944. Elsewhere, long positions in live cattle futures resulted in further losses during March as prices declined due to technically-based selling. During July and August, losses were experienced from long positions in cocoa and cotton futures as prices moved sharply lower after investors sold commodities in a scramble for liquidity as banks restricted credit amid rising U.S. sub-prime loan defaults. Elsewhere, short positions in lean hog futures resulted in losses primarily during July as prices moved higher due to speculation of significantly higher Chinese demand. Smaller losses of approximately 1.1% were recorded in the global stock index sector during February and March from long
       positions in European, U.S., and Pacific Rim stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. Furthermore, concerns that tighter credit conditions in China and Japan would dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During July and August, long positions in European, U.S., and Pacific Rim equity index futures resulted in further losses as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Finally, losses of approximately 0.3% were experienced in the currency sector during February and March from long positions in the Swedish krona versus the euro as the value of the Swedish krona weakened against most of its major rivals after Riksbank Governor, Stefan Ingves, indicated that inflationary pressures were slowing in Sweden. During August, losses were incurred from long positions in the Canadian dollar, euro, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies as continued extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. A portion of the Partnership?s losses in the first nine months of the year was offset by gains of approximately 0.9% experienced in global
       interest rate sector during the second quarter from short positions in European fixed-income futures as prices fell during January after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December 2006 and unemployment dropped in the United Kingdom. European fixed-income futures prices continued to move lower throughout the second quarter on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump this year.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(34,253,886) and expenses totaling $16,129,603, resulting in a net loss of $50,383,489 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $23.64 at June 30, 2006, to $22.09 at September 30, 2006.

The most significant trading losses of approximately 3.3% were incurred in the energy markets, primarily during August and September, from long futures positions in crude oil and its related products as prices moved lower after weaker than expected U.S. economic data led investors to believe that energy demand would be negatively affected and the U.S. Department of Labor reported an unexpected climb in domestic gasoline supplies. Prices were pressured further lower after news of an official
       cease-fire between Israel and Hezbollah militants in
Lebanon and news that the Organization of Petroleum Exporting Countries reduced its 2006 oil demand growth forecast. Within the global interest rate markets, losses of approximately 1.8% were incurred from positions in Canadian, U.S., German, British, and Australian interest rate futures. During July, losses were recorded from short positions in U.S., German, British, and Canadian interest rate futures as prices reversed higher on significant geopolitical concerns after North Korea conducted long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India, and fears of an escalating conflict in the Middle East. During September, short positions in European and Australian interest rate futures incurred losses as prices reversed higher at the end of the month amid increased demand for fixed-income investments. European interest rate futures prices also moved higher after the European Central Bank kept interest rates unchanged and a report showed investor confidence in Germany fell to its lowest reading in more than seven years. Elsewhere in the global interest rate markets, Australian interest rate futures prices increased on investor sentiment that the Reserve Bank of Australia would hold interest rates steady at its next policy meeting. Additional losses of approximately 1.6% were incurred within the agricultural markets, during July and August, from long positions in cocoa futures as prices fell on news from the International Cocoa Organization that global supplies were still adequate to meet demand. Meanwhile, losses were recorded during August from long positions in wheat futures
       as prices moved lower on forecasts of improved weather conditions across the wheat-growing regions of the U.S. Midwest. During August, losses were also experienced from short positions in live cattle and lean hogs futures as prices moved higher on strong demand after data from the U.S. Department of Agriculture showed domestic beef exports at their highest level since December 2003. Smaller losses of approximately 0.1% were incurred within the metals markets during September from short positions in aluminum futures as prices increased at the end of the month on supply concerns. A portion of the Partnership?s overall losses during the quarter was offset by gains of approximately 0.6% recorded in the global stock index markets primarily during July and September. During July, gains were recorded from long positions in Hong Kong equity index futures as prices moved higher on news that Gross Domestic Product in China surged to 10.9% in the first six months of this year. During September, gains were experienced from long positions in European and U.S. equity index futures as prices increased on falling energy prices. In addition, the S&P 500 Index closed at a five-and-a-half-year high after the U.S. Conference Board reported a stronger than expected rebound in consumer confidence in September. Meanwhile, European equity index futures prices were supported higher on merger and acquisition activity and solid corporate earnings. Finally, gains of approximately 0.5% were experienced within the currency markets during August from long positions in the British pound versus the U.S dollar and euro as the British pound strengthened after the Bank of England unexpectedly lifted its key interest rate. The value of the British pound was also pressured higher after data from the United Kingdom's Office for National Statistics showed real Gross Domestic Product increased in the second quarter. Elsewhere in the currency sector, short positions in the Japanese yen against the U.S. dollar, euro, British pound, and Swiss franc experienced gains as the value of the Japanese yen moved lower against most of its major rivals after the Japanese Consumer Price Index for July came in lower than expected and was revised downward for the previous months. As such, this weaker than expected inflation data diminished concerns of another interest rate hike by the Bank of Japan this year. Meanwhile, gains were also recorded from short positions in the South African rand against the U.S. dollar as the value of the South African rand weakened following data showing the country's trade deficit widened more than expected.

The Partnership recorded total trading results including interest income totaling $46,301,226 and expenses totaling $55,682,166, resulting in a net loss of $9,380,940 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $22.36 at December 31, 2005, to $22.09 at September 30, 2006.

The most significant trading losses of approximately 6.2% were recorded in the currency markets, primarily during the first half of the year, from short positions in the Japanese yen, Swiss franc, and Australian dollar versus the U.S. dollar. Throughout
       a majority of the first half of the year, the U.S. dollar moved lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. In addition, the Japanese yen and Swiss franc moved higher against the U.S. dollar during January and February as strong economic data out of Japan and Switzerland increased speculation that the Bank of Japan and Swiss National Bank might raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike in the near future, while the Swiss franc moved higher on political tensions in the Middle East, which increased the demand for the ?safe haven? currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Losses in the currency markets were also incurred during February and March from long positions in the British pound relative to the U.S. dollar as the value of the pound finished lower after news that Gross Domestic Product in the United Kingdom for 2005 was weaker than expected. Smaller losses were experienced during March from short positions in the Norwegian krone versus the U.S. dollar as the value of the krone moved higher after the release of generally positive economic data from the Euro-Zone reinforced expectations that European interest rates would continue to rise. Additional losses of approximately 2.9% were incurred within the energy markets during February from long futures positions in crude oil and its related
       products as prices declined after Chinese government
authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. During August and September, long futures positions in crude oil and its related products also incurred losses as prices moved lower after weaker than expected U.S. economic data led investors to believe that energy demand would be negatively affected and the U.S. Department of Labor reported an unexpected climb in domestic gasoline supplies. Prices were pressured further lower after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and news that the Organization of Petroleum Exporting Countries reduced its 2006 oil demand growth forecast. Finally, within the agricultural markets, losses of approximately 1.9% were incurred during the second and third quarter, primarily from short positions in live cattle futures as prices moved higher on strong demand. Meanwhile, losses were incurred during July and August from long positions in cocoa futures as prices fell on news from the International Cocoa Organization that global supplies were still adequate to meet demand. Elsewhere in the agricultural complex, losses were recorded from long positions in wheat futures as prices moved lower on forecasts of improved weather conditions across the wheat-growing regions of the U.S. Midwest. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 8.2% in the metals markets throughout the first
       half of the year from long positions in copper, nickel, zinc, and aluminum futures as base metals prices rallied from March until May on strong global demand and on reports of falling inventories. Within precious metals, long positions in gold and silver futures experienced gains as gold and silver prices reached 25-year highs in May, benefiting from strong demand and lagging supply. Demand for gold was supported higher by continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high energy prices, and solid global economic growth. Additional gains of approximately 3.7% were experienced in the global stock index markets primarily during January, March, April, and July from long positions in European, U.S., and Australian stock index futures as prices trended higher on strong corporate earnings and solid economic data. Additional gains in the global stock index markets were recorded during the third quarter from long positions in Hong Kong equity index futures as prices moved higher during July on news that Gross Domestic Product in China surged to 10.9% in the first six months of this year. During September, gains were experienced from long positions in European equity index and S&P 500 Index futures as prices increased on falling energy prices. In addition, the S&P 500 Index closed at a five-and-a-half-year high after the U.S. Conference Board reported a stronger than expected rebound in consumer confidence in September. Meanwhile, European equity index futures prices were supported higher on merger and acquisition activity and solid corporate earnings. Smaller gains of approximately 2.7% were recorded in the global interest rates
       markets primarily during the first and second quarter.
Short positions in U.S., European, and Australian fixed-income futures experienced gains as prices trended lower throughout a majority of the first quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Australia would rise. U.S. fixed-income futures prices continued to move lower into the second quarter following the release of stronger than expected U.S. economic data and the sixteenth consecutive interest rate hike by the U.S. Federal Reserve. Similarly in Germany, rising equity prices and strong economic growth pressured German fixed-income futures prices lower in the second quarter. Within the Australian interest rate market, prices were also pressured lower on an unexpected interest rate hike by the Reserve Bank of Australia.

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

       The futures, forwards, and options on such contracts
traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-
       looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007, and 2006. At September 30, 2007, and 2006, the Partnership?s total capitalization was approximately $606 million and $717 million, respectively.

Primary Market	 September 30, 2007	September 30, 2006
Risk Category	    Value at Risk	Value at Risk

Currency					(1.07)%			   (1.06)%
Interest Rate				(0.68)			   (0.72)
Equity					(0.46)    			   (1.42)
Commodity					(0.78)    			   (0.48)
Aggregate Value at Risk		(2.05)%			   (1.52)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a
       percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30,
2007.
Primary Market Risk Category        High      Low      Average
Currency						(1.53)%	(1.07)%	(1.33)%
Interest Rate					(1.86)	(0.68)	(1.11)
Equity						(2.19)	(0.46)	(1.65)
Commodity						(1.38)	(0.47)	(0.94)
Aggregate Value at Risk			(3.82)%	(2.05)%	(2.92)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 93% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at September 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic
       conditions influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2007, the Partnership?s major exposures were to euro, Japanese yen, Norwegian krone, Canadian dollar, British pound, Swiss franc, Australia dollar, New Zealand dollar, Czech koruna, and Hungarian forint currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2007, was to the global interest rate sector. Exposure was primarily spread across the U.S., Japanese, European, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures
       positions in the government debt of smaller countries ?
e.g., Australia and New Zealand. Demeter anticipates that G-7 countries? interest rates and Australian and New Zealand?s interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At September 30, 2007, the Partnership?s primary exposures were to the DAX (Germany), NASDAQ 100 (U.S.), SPI 200 (Australia), Hang Seng (China), S&P 500 (U.S.), Euro Stoxx 50 (Europe), Canadian S&P 60 (Canada), H-shares (Hong Kong), AEX (Netherlands), Dow Jones (U.S.), TAIWAN (Taiwan), CAC 40 (France), FTSE 100 (United Kingdom), IBEX 35 (Spain), S&P MidCap 400 (U.S.), and NIKKEI 225 (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at September 30, 2007, was to the soft commodities and agricultural sector. Most of the exposure was to the soybeans, wheat, soybean meal, soybean oil, coffee, sugar, lean hogs, cocoa, cotton, and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At September 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. 	At September 30, 2007, the Partnership had market
exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals,
       such as copper, aluminum, zinc, and lead.  The
Partnership also had exposure to precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2007, were in Hong Kong dollars, Canadian dollars, Swedish krona, euros, Australian dollars, Czech koruna, South African rand, Hungarian forint, Swiss francs, British pounds, Japanese yen, New Zealand dollars, and Norwegian krone. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts
       to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in
       other factors that could significantly affect these
controls subsequent to the date of their evaluation.

Item 4T.	CONTROLS AND PROCEDURES



Not applicable.
       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s
Report on Form 10-Q for the quarters ended March 31, 2007, and June 30, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
<caption>				      SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	9,000,000.000		January 31, 1996	333-00494
Additional Registration	5,000,000.000 	  April 30, 1996	      333-03222
Additional Registration	5,000,000.000 	  May 11, 1998   	      333-47831
Additional Registration	10,000,000.000   	January 21, 1999	333-68779
Additional Registration	1,000,000.000  	April 30, 2002	333-84652
Additional Registration	10,000,000.000	April 28, 2003	333-104001
Additional Registration	    40,000,000.000	April 28, 2004	333-113397
 Total Units Registered         84,000,000.000

Units sold through 9/30/07	      64,337,526.727
Units unsold through 9/30/07	   19,662,473.273

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       The aggregate price of the Units sold through September
30, 2007, was $1,167,577,470.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as a part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Effective August 16, 2007, Chesapeake, in consultation with Demeter, agreed to temporarily reduce the overall leverage of the Partnership?s assets traded pursuant to Chesapeake?s Diversified 2XL Program (the ?Program?) by 50%. This reduction in leverage was in response to the extreme market events witnessed in July and August and the adverse performance experienced by Chesapeake during the latter part of July and first half of August 2007. Subsequently, effective October 1, 2007, Chesapeake, in consultation with Demeter, determined that it was appropriate to increase the overall leverage of the Partnership?s assets traded pursuant to the Program to 62.5%. Chesapeake will continue on an ongoing basis to review the leverage level of the Partnership?s net assets traded pursuant to the Program and in the future, in further consultation with Demeter, will determine if, and at what time, the leverage may
       be further readjusted.  Such increases/decreases in
leverage levels will occur without notice to investors.

In addition to the reduction in leverage, effective September 1, 2007, Chesapeake has agreed to temporarily waive the management fee it receives from the Partnership. The waiver of the management fee will remain in effect through December 31, 2007. Prior to or upon such date, Demeter and Chesapeake will determine whether or not the waiver of the management fee will be extended to a future date.

Effective December 1, 2007, Aspect Capital Limited and Rotella
Capital Management, Inc. will be added as trading advisors to the Partnership.

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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 13, 2007     By:   /s/Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













1810: