Form 10-Q
period 2008-03-31
MORGAN STANLEY SPECTRUM TECHNICAL LP
filed 2008-05-15
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company ? in Rule 12b-2 of the Exchange Act.

Large accelerated filer        		Accelerated filer
Non-accelerated filer   X   		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X
       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2008
 		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Quarters
		Ended March 31, 2008 and 2007 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2008 and 2007 (Unaudited)..	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of March 31, 2008
		(Unaudited) and December 31, 2007..........................6

		Notes to Financial Statements (Unaudited)	7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	17-25

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	26-39

Item 4.	Controls and Procedures	39-40

Item 4T.	Controls and Procedures	.40


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds	41-42

Item 5.	Other Information	42-43

Item 6.	Exhibits	44


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION

	March 31,	     December 31,
                           2008      	        2007
	  $	      $
	   (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	567,927,709   	522,722,048
	Restricted cash	     42,888,412	   55,361,402

	     Total cash	   610,816,121	  578,083,450

	Net unrealized gain on open contracts (MS&Co.)	 2,859,517	   12,298,603
	Net unrealized loss on open contracts (MSIP)                               (362,875)		    (1,087,475)

	     Total net unrealized gain on open contracts                            2,496,642		   11,211,128

	Options purchased (proceeds paid $54,853
       and $292,731, respectively)                                                             56,695             		        219,718

	     Total Trading Equity	613,369,458 	589,514,296

Subscriptions receivable	2,960,456 	2,762,267
Interest receivable (MS&Co.)	         637,892	     1,201,347

	     Total Assets	   616,967,806	  593,477,910

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	8,341,327 	10,327,244
Accrued brokerage fees (MS&Co.)	3,133,829 	2,938,634
Accrued management fees	1,161,182	      955,056
Accrued incentive fee	?   	        261,283
Options written (premiums received $36,161
  and $164,046, respectively)	           22,989		          96,035

	     Total Liabilities	    12,659,327	    14,578,252

Partners? Capital

Limited Partners (27,180,820.916 and
    28,313,523.854 Units, respectively)	597,838,970 	572,620,026
General Partner (294,137.001 and
    310,500.001 Units, respectively) 	      6,469,509	       6,279,632

	     Total Partners? Capital	   604,308,479 	   578,899,658

	     Total Liabilities and Partners? Capital	   616,967,806	   593,477,910
NET ASSET VALUE PER UNIT	              21.99	              20.22

The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	   	    For the Quarters Ended March 31,

                                                                         		        2008    	       2007
                                                                               	                    $		            $
INVESTMENT INCOME
	Interest income (MS&Co.)		   2,648,880			     7,361,307

EXPENSES
	Brokerage fees (MS&Co.)		8,959,672 	   11,348,145
	Management fees	      	    3,338,113	4,988,381
	Incentive fees		     7,736,881	           77,430

	   Total Expenses		   20,034,666	   16,413,956

NET INVESTMENT LOSS	   (17,385,786)	   (9,052,649)

TRADING RESULTS
Trading profit (loss):
	Realized			76,447,853 	(49,972,914)
	Net change in unrealized		    (8,690,956)	    (5,717,131)

        Total Trading Results		   67,756,897	   (55,690,045)

NET INCOME (LOSS) 	    50,371,111	   (64,742,694)

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		           49,821,412	 (64,043,893)
	General Partner                                                   		             549,699      	      (698,801)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		1.77	 (2.02)
	General Partner                                                   		        1.77	 (2.02)


	                                                                                     Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	27,988,295.131		32,079,901.267






The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2008 and 2007
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$
Partners? Capital,
   December 31, 2006	32,115,800.116	748,658,571	8,162,387	756,820,958

Offering of Units	1,115,915.635	  25,577,909                  ?		 25,577,909

Net Loss                                                              ?      	   	(64,043,893)	(698,801)	(64,742,694)

Redemptions	    (1,215,822.797)	  (27,781,188)	              ?     	 (27,781,188)

Partners? Capital,
   March 31, 2007	  32,015,892.954	 682,411,399	 7,463,586	 689,874,985




Partners? Capital,
   December 31, 2007	28,624,023.855	572,620,026	6,279,632	578,899,658

Offering of Units	343,152.351	   7,503,844                  ?		 7,503,844

Net Income                                                              ?      	   	49,821,412	549,699	50,371,111

Redemptions	    (1,492,218.289)	  (32,106,312)	      (359,822)	 (32,466,134)

Partners? Capital,
   March 31, 2008	  27,474,957.917	 597,838,970	 6,469,509	 604,308,479










The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	       For the Quarters Ended March 31,

	      2008     	      2007
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	50,371,111	(64,742,694)
Noncash item included in net income (loss):
	Net change in unrealized	8,690,956	5,717,131

(Increase) decrease in operating assets:
	Restricted cash	12,472,990	6,443,887
	Net option proceeds	113,507	(21,814)
	Interest receivable (MS&Co.)	563,455	144,663

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	195,195	(48,039)
	Accrued management fees	      206,126	 (2,124)
	Accrued incentive fee	       (261,283)	                ?

Net cash provided by (used for) operating activities	    72,352,057	   (52,508,990)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	7,305,655	24,605,400
Cash paid for redemptions of Units	   (34,452,051)	   (30,374,613)

Net cash used for financing activities	   (27,146,396)	    (5,769,213)

Net increase (decrease) in unrestricted cash	45,205,661	(58,278,203)

Unrestricted cash at beginning of period	  522,722,048	      616,475,593

Unrestricted cash at end of period	   567,927,709	  558,197,390








The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007




Futures and Forward Contracts
      Long
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
          Net
    Unrealized
    Gain/(Loss)

  $
%
  $
 %
$

March 31, 2008, Partnership Net Assets:  $604,308,479



Commodity
(9,259,870)
       (1.53)
   1,283,887
         0.21
(7,975,983)
Equity
     70,258
        0.01
  (2,580,888)
        (0.43)
(2,510,630)
Foreign currency
 4,110,380
        0.68
   1,566,306
         0.26
   5,676,686
Interest rate
 3,562,106
        0.59
    (265,891)
        (0.04)
  3,296,215






     Grand Total:
(1,517,126)
       (0.25)
         3,414
         ?
(1,513,712)

     Unrealized Currency Gain





  4,028,882

     Total Net Unrealized Gain



  2,515,170







December 31, 2007, Partnership Net Assets:  $578,899,658









Commodity
 7,755,544
        1.34
    (145,413)
        (0.02)
 7,610,131
Equity
   823,775
        0.14
     427,342
         0.07
 1,251,117
Foreign currency
(2,439,845)
       (0.42)
    (585,521)
        (0.10)
   (3,025,366)
Interest rate
 1,669,779
        0.29
    (147,183)
        (0.03)
  1,522,596






     Grand Total:
 7,809,253
        1.35
    (450,775)
        (0.08)
 7,358,478

     Unrealized Currency Gain





  3,847,648

     Total Net Unrealized Gain



 11,206,126




The accompanying notes are an integral part of these financial statements.</table>


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Spectrum Technical L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Technical L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests"). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Strategic L.P. (collectively, the "Spectrum Series").


The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial
Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company Inc., Chesapeake Capital Corporation, John W. Henry & Company Inc., Winton Capital Management Limited, Aspect Capital Limited, and Rotella Capital Management, Inc. (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage fees to MS&Co.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.


4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:








                   Net Unrealized Gains/(Losses)
              on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$

Mar. 31, 2008	      931,979	   1,583,191	2,515,170	Sep. 2010	Jun. 2008
Dec. 31, 2007	   14,510,132  (3,304,006)	11,206,126	Jun. 2010	Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $611,748,100 and $592,593,582 at March 31, 2008, and December 31, 2007,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.


However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS" 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
March 31, 2008: <table> <caption>



Assets
   Quoted Prices in
  Active Markets for
    Identical Assets
          (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




            Total

Unrealized gain on open contracts
$      931,979
$   1,549,485
 n/a

$    2,481,464
Options purchased
            ?
        56,695
 n/a

          56,695
    Total Assets
$      931,979
 $   1,606,180
 n/a

   $    2,538,159






Liabilities





Options written
         ?
$        22,989
 n/a

   $         22,989






Net unrealized gain on open





 contracts
$      931,979
$  1,583,191
 n/a

$    2,515,170

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.


7.  Reclassification

Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partnership?s reported net income (loss).

















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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General.  The Partnership?s results depend on the Trading
Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2008, and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain (loss) when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarters Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $70,405,777 and expenses totaling $20,034,666, resulting in net income of $50,371,111 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $20.22 at December 31, 2007, to $21.99 at March 31, 2008.

The most significant trading gains of approximately 3.2% were experienced in the currency sector during February from short positions in the U.S. dollar versus the euro, Australian dollar, and Swiss franc as the value of the U.S. dollar weakened against most of its major rivals after weaker-than-expected manufacturing data from the Federal Reserve Bank of Philadelphia reignited fears of an economic slowdown in the U.S. The value of the U.S. dollar continued to decline after U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter 2007 Gross Domestic Product growth. Furthermore, the U.S. dollar weakened against its major rivals in March following news of weaker-than-expected U.S. retail sales and U.S. consumer confidence at a 16-year low. Finally, the value of the U.S. dollar was negatively affected by several interest rate cuts by the U.S. Federal Reserve as well as indications that interest rates may continue to decline. Additional gains of approximately 2.5% were recorded in the agricultural markets during January and February from long positions in corn futures as prices moved higher following news that global production may drop amid signs
       of rising overseas demand for U.S. crops.  Meanwhile, long positions in wheat futures resulted in gains primarily during February as prices rose to a record high on expecations that stockpiles may fall to a 30-year low. Elsewhere, gains were experienced from long positions in cocoa futures as prices moved higher during January and February after shipments from the Ivory Coast, the world?s largest producer, were delayed by a labor strike. Within the global interest rate sector, gains of approximately 2.3% were recorded during January and February from long positions in U.S. and Japanese fixed-income futures as prices moved higher amid a sharp decline in global equity markets, the aforementioned fears of a recession in the United States, and speculation that global interest rates will move lower. Further gains of approximately 1.5% were experienced in the energy markets primarily during February and March from long futures positions in crude oil and its related products as prices moved higher amid increasing global supply concerns and a weakening U.S. dollar. Smaller gains of approximately 1.1% were recorded in the global stock index sector primarily during January and March from short positions in European and Japanese equity index futures as prices decreased on concerns that mounting losses linked to U.S. sub-prime mortgage investments may continue to erode corporate earnings and curb global economic growth for the foreseeable future. Lastly, gains of approximately 1.0% were experienced in the metals markets during January and February from long positions in gold, silver, and platinum futures as prices moved higher amid continued uncertainty in the direction of the U.S. dollar and further ?safe haven? buying because of weakness in global equity markets.


For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(48,328,738) and expenses totaling $16,413,956, resulting in a net loss of $64,742,694 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $23.57 at December 31, 2006, to $21.55 at March 31, 2007.

The most significant trading losses of approximately 2.8% were recorded in the currency markets during January from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar moved higher after stronger-than-expected retail sales data, consumer confidence, and jobs growth suggested that the U.S. Federal Reserve might not cut interest rates in the near term. Additional losses were experienced during February and March from long positions in the British pound versus the U.S. dollar as the value of the British pound weakened amid speculation that the Bank of England would not continue to increase interest rates in the near term after a report showed U.K. services growth slowed in January. Elsewhere in the currency markets, losses were recorded during February and March from long positions in the Swedish krona versus the euro and the U.S. dollar as the value of the Swedish krona weakened against these currencies after Riksbank Governor, Stefan Ingves, indicated that inflationary pressures were slowing in Sweden. Losses were also experienced during late February and early March from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed sharply higher against most of its major rivals in late February due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances", which encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. Within the global interest rate futures markets, losses of approximately 1.7% were recorded primarily during late February and early March from short positions in U.S., European, and Australian fixed-income futures as prices moved sharply higher in a worldwide ?flight-to-quality? after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. Furthermore, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During March, newly established long positions in U.S. and Canadian interest rate futures incurred further losses as prices declined later in the month amid reduced demand for the "safe haven" of fixed-income investments. In addition, U.S. interest rate futures prices declined after a stronger-than-expected government jobs report.
       Additional losses of approximately 1.6% were experienced within the global stock index sector primarily during February and early March from long positions in European, U.S., and Pacific Rim stock index futures as prices reversed sharply lower after the aforementioned sell-off in the global equity markets. In addition, global equity prices were negatively affected by sub-prime loan delinquency concerns in the United States.
Smaller losses of approximately 0.9% were experienced within the energy markets, primarily during February and March from short futures positions in crude oil and its related products as prices moved higher after data indicated higher U.S. fuel consumption. In addition, prices increased amid rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to increase sanctions against Iran. Prices also rose on news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf, adding to investor worries about the stability of the world?s oil supply in the region. Finally, losses of approximately 0.5% were recorded in the agricultural markets during January and March from long positions in wheat futures as prices moved lower on weak demand amid increasing global supplies. Additional losses in the agricultural complex were experienced from long positions in corn futures as prices fell in March after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up this year to its highest since 1944. Lastly, long positions in live cattle futures resulted in losses during March as prices declined due to technically-based selling.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty,
       which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under the "Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2008, and 2007. At March 31, 2008, and 2007, the Partnership?s total capitalization was approximately $604 million and $690 million, respectively.

Primary Market	    March 31, 2008	March 31, 2007
Risk Category	    Value at Risk	Value at Risk

Currency					(0.67)%			   (1.40)%
Interest Rate				(0.42)			   (0.77)
Equity					(0.32)    			   (1.76)
Commodity					(0.79)    			   (1.38)
Aggregate Value at Risk		(1.28)%			   (2.91)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

Primary Market Risk Category        High      Low      Average
Currency						(1.31)%	(0.67)%	 (0.99)%
Interest Rate					(1.86)	(0.42)	 (0.85)
Equity						(2.17)	(0.32)	 (0.82)
Commodity						(1.14)	(0.78)	 (0.91)
Aggregate Value at Risk			(3.82)%	(1.28)%	 (2.19)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future
       financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

       Currency.  The third largest market exposure of the
Partnership at March 31, 2008 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2008, the Partnership?s major exposures were to Swiss franc, Japanese yen, euro, Czech koruna, Australian dollar, Canadian dollar, Swedish krona, British pound, Hungarian forint, and Polish zloty currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At March 31, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., Japanese, European, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of the Partnership?s stock index and currency positions. Interest rate movements in one country, as well as relative interest rate
       movements between countries, materially impact the
Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that G-7 countries? interest rates and Australian and New Zealand?s interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At March 31, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At March 31, 2008, the Partnership?s primary exposures were to the Euro Stox 50 (Europe), FTSE 100 (United Kingdom), NIKKEI 225 (Japan), NASDAQ 100 E-MINI (U.S.), DAX (Germany), SPI 200 (Australia), IBEX 35 (Spain), Nikkei 225 (Japan), Hang Seng (Hong Kong), Canadian S&P 60 (Canada), AEX (Netherlands), CAC 40 (France), S&P/MIB 30 (Italy), TOPIX (Japan), S&P MIDCAP 400 (U.S.), Dow Jones (U.S.), S&P 500 E-MINI (U.S.), H-shares (Hong
Kong), and Russell 2000 (U.S.) stock indices.  The Partnership is
       exposed to the risk of adverse price trends or static markets in the European, Asian, U.S., and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at March 31, 2008 was to the soft commodities and agricultural sector. Most of the exposure was to the soybean, corn, live cattle, soybean meal, coffee, cocoa, lean hog, sugar, soybean oil, wheat, cotton, and rubber markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. The second largest market exposure of the Partnership at March 31, 2008 was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices
       resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. 	At March 31, 2008, the Partnership had market
exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of precious metals, such as gold and silver. The Partnership also had exposure to base metals, such as copper, aluminum, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2008 were in Canadian dollars, Hong Kong dollars, Swedish kronor, Australian dollars, euros, South African rand, Hungarian forint, New Zealand dollars, Japanese yen, Swiss francs, Czech koruna, British pounds, Norwegian kroner, Singapore dollars, and Israeli shekels. The Partnership controls the non-trading risk of foreign currency balances by regularly converting
       them back into U.S. dollars upon liquidation of their respective positions.

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







       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
			      SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	9,000,000.000		January 31, 1996	333-00494
Additional Registration	5,000,000.000 	  April 30, 1996	      333-03222
Additional Registration	5,000,000.000 	  May 11, 1998   	      333-47831
Additional Registration	10,000,000.000   	January 21, 1999	333-68779
Additional Registration	1,000,000.000  	April 30, 2002	333-84652
Additional Registration	10,000,000.000	April 28, 2003	333-104001
Additional Registration	    40,000,000.000	April 28, 2004	333-113397
 Total Units Registered         84,000,000.000

Units sold through 3/31/08	      65,136,592.435
Units unsold through 3/31/08	   18,863,407.565

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2008, was $1,184,465,908.

       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as a part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from March 2006 to October 2007, Head of International Private Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to May 2005, and Chief Administrative Officer of each of Private Wealth Management and Global Wealth Management Group from January 2002 to September 2004. Mr. Durbin received his B.B.A. from the University of Notre Dame in 1990 and an M.B.A. from the New York University in 1998.

       Effective March 20, 2008, Mr. Jose Morales, age 31, was
named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.



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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 15, 2008          By:   /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.