Form 10-Q
period 2008-06-30
MORGAN STANLEY SPECTRUM TECHNICAL LP
filed 2008-08-13
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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





(Former name, former address and former fiscal year, if changed since last report)


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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2008
 		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2008 and 2007 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2008 and 2007 (Unaudited)..	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of June 30, 2008
		(Unaudited) and December 31, 2007..........................6

		Notes to Financial Statements (Unaudited)	7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	17-30

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	30-44

Item 4.	Controls and Procedures	44

Item 4T.	Controls and Procedures	.44


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds	45-46

Item 5.	Other Information	46

Item 6.	Exhibits	46


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION
	June 30,	     December 31,
                    2008      	        2007
	  $	      $
	   (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	 560,328,463   	522,722,048
	Restricted cash	       31,768,400	   55,361,402

	     Total cash	                                                                                592,096,863	  578,083,450

	Net unrealized gain on open contracts (MS&Co.)	                         32,631,343 	   12,298,603
	Net unrealized gain (loss) on open contracts (MSIP)                         497,111		    (1,087,475)

	     Total net unrealized gain on open contracts                            33,128,454		   11,211,128

	Options at Fair Value (cost $44,278
       and $292,731, respectively)                                                              50,559             		        219,718

	     Total Trading Equity                                                              625,275,876 	589,514,296

Subscriptions receivable	                                                                     3,774,086   	2,762,267
Interest receivable (MS&Co.)	        749,555	     1,201,347

	     Total Assets	  629,799,517	  593,477,910

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	17,010,591 	10,327,244
Accrued brokerage fees (MS&Co.)	2,897,280 	2,938,634
Accrued incentive fees	2,621,377	      261,283
Accrued management fees	1,076,752   	        955,056
Options written (premiums received $26,445
  and $164,046, respectively)	         24,708		          96,035

	     Total Liabilities	  23,630,708	    14,578,252

Partners? Capital

Limited Partners (25,638,993.195 and
    28,313,523.854 Units, respectively)	599,681,308 	572,620,026
General Partner (277,369.001 and
    310,500.001 Units, respectively) 	     6,487,501	       6,279,632

	     Total Partners? Capital	  606,168,809 	   578,899,658

	     Total Liabilities and Partners? Capital	  629,799,517	   593,477,910

NET ASSET VALUE PER UNIT	             23.39	              20.22

The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)




                  For the Three Months	                             For the Six Months
  	        Ended June 30,     	                          Ended June 30,


                         2008   	        2007    	       2008   	    2007
                           $	               $	           $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	    1,892,731		    7,173,586	   	      4,541,611          14,534,893

EXPENSES
	Brokerage fees (MS&Co.)	8,825,619	10,970,734	17,785,291	22,318,879
	Management fees	3,279,174	4,852,624	6,617,287  	9,841,005
	Incentive fees	     2,825,681	    3,584,340	    10,562,562		   3,661,770

		   Total Expenses 	   14,930,474	  19,407,698	    34,965,140		  35,821,654

NET INVESTMENT LOSS 	   (13,037,743)	   (12,234,112)	   (30,423,529)		  (21,286,761)

TRADING RESULTS
Trading profit (loss):
	Realized	19,082,242	137,268,582	95,533,608 		87,292,315
	Net change in unrealized	   30,624,815	      2,314,417	    21,930,346		    (3,399,361)

		   Total Trading Results	    49,707,057	   139,582,999	   117,463,954		   83,892,954

NET INCOME                                                    36,669,314		   127,348,887        	   87,040,425		   62,606,193


NET INCOME ALLOCATION

	Limited Partners	                                           36,259,118	125,960,535	86,080,530		61,916,642
	General Partner	                                                 410,196               1,388,352 	   959,895		689,551


NET INCOME PER UNIT

	Limited Partners	                           1.40	4.01                 	 3.17      	1.99
	General Partner	                       1.40	    4.01          	 3.17		1.99

			     Units                    Units                    Units	       Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                  26,761,827.046   31,614,541.485	27,360,790.113	   31,823,125.436

The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$
Partners? Capital,
   December 31, 2006	32,115,800.116	748,658,571	8,162,387	756,820,958

Offering of Units	1,799,320.256	  42,207,519                  ?      		 42,207,519

Net Income                                                           ?      	   	61,916,642	689,551	62,606,193

Redemptions	    (2,658,811.344)	 (62,843,496)	              ?     	 (62,843,496)

Partners? Capital,
   June 30, 2007	 31,256,309.028	 789,939,236	8,851,938	 798,791,174




Partners? Capital,
   December 31, 2007	28,624,023.855	572,620,026	6,279,632	578,899,658

Offering of Units	885,341.529	  19,521,558                  ?      		 19,521,558

Net Income                                                           ?      	   	86,080,530	959,895	87,040,425

Redemptions	    (3,593,003.188)	 (78,540,806)	     (752,026)	 (79,292,832)

Partners? Capital,
   June 30, 2008	 25,916,362.196	 599,681,308	  6,487,501	 606,168,809












The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	       For the Six Months Ended June 30,

	      2008     	      2007
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income  	87,040,425	62,606,193
Noncash item included in net income:
	Net change in unrealized	(21,930,346)	3,399,361

(Increase) decrease in operating assets:
	Restricted cash	23,593,002	(29,864,767)
	Proceeds paid for options purchased	248,453	(210,338)
	Interest receivable (MS&Co.)	451,792	129,258

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	(41,354)	185,752
	Accrued incentive fees	2,360,094	         1,695,218
	Accrued management fees	121,696      	112,073
	Premiums received for options written	      (137,601)	            118,642

Net cash provided by operating activities	   91,706,161	    38,171,392


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	18,509,739	43,796,813
Cash paid for redemptions of Units	    (72,609,485)	   (64,291,475)

Net cash used for financing activities	   (54,099,746)	   (20,494,662)

Net increase in unrestricted cash	37,606,415	17,676,730

Unrestricted cash at beginning of period	    522,722,048	      618,802,593

Unrestricted cash at end of period	    560,328,463	  636,479,323






The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
      Long
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

   Percentage of
      Net Assets
          Net
    Unrealized
    Gain/(Loss)

  $
%
  $
   %
$

June 30, 2008, Partnership Net Assets:  $606,168,809



Commodity
 11,469,839
        1.89
      121,681
 0.02
11,591,520
Equity
   (141,182)
       (0.02)
 10,991,342
   1.81
10,850,160
Foreign currency
  3,763,262
        0.62
      230,984
   0.04
   3,994,246
Interest rate
     222,878
        0.04
   3,606,640
   0.60
  3,829,518






     Grand Total:
15,314,797
        2.53
 14,950,647
    2.47
30,265,444

     Unrealized Currency Gain





   2,863,010

     Total Net Unrealized Gain



 Fair Value
             $
Percentage of
   Net Assets
                  %



Options purchased on Futures Contracts
?
        ?



Options purchased on Forward Contracts
   50,559
       0.01



Options written on Futures Contracts
?
          ?



Options written on Forward Contracts
    (24,708)
          ?






  33,128,454





 11,211,128

December 31, 2007, Partnership Net Assets:  $578,899,658









Commodity
 7,755,544
        1.34
    (145,413)
        (0.02)
 7,610,131
Equity
   823,775
        0.14
     427,342
         0.07
 1,251,117
Foreign currency
(2,366,832)
       (0.41)
    (653,532)
        (0.11)
   (3,020,364)
Interest rate
 1,669,779
        0.29
    (147,183)
        (0.03)
  1,522,596






     Grand Total:
 7,882,266
        1.36
    (518,786)
        (0.09)
 7,363,480

     Unrealized Currency Gain





  3,847,648

     Total Net Unrealized Gain



 11,211,128


 Fair Value
             $
Percentage of
   Net Assets
                  %



Options purchased on Futures Contracts
   ?
           ?



Options purchased on Forward Contracts
    219,718
         0.04



Options written on Futures Contracts
    ?
            ?



Options written on Forward Contracts
       (96,035)
        (0.02)



The accompanying notes are an integral part of these financial statements. </table>


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:








<table>  <caption>  Net Unrealized Gains/(Losses)
              on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$
Jun. 30, 2008	31,775,073	    1,353,381	33,128,454	Dec. 2010	Sep. 2008
Dec. 31, 2007	14,510,132	   (3,299,004)	11,211,128	Jun. 2010	Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $623,871,936 and $592,593,582 at June 30, 2008, and December 31, 2007,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-


exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the



       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS
157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of June
30, 2008:  <table> <caption>



Assets
Quoted Prices in
Active Markets for
 Identical Assets
       (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




         Total

Unrealized gain on open contracts
$    31,775,073
$  1,353,381
 n/a

$   33,128,454
Options purchased
            ?
$       50,559
 n/a

$          50,559






Liabilities





Options written
         ?
$       24,708
 n/a

$          24,708

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

7.  Reclassifications

Certain prior year amounts relating to options on the Statements of Cash Flows and Condensed Schedules of Investments for December 31, 2007 were reclassified to conform to 2008 presentation. Certain prior year amounts on the Statements of Operations were reclassified to conform to 2008 presentation. Such re-classifications have no impact on the Partnership?s reported net income (loss).












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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2008, and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during
       the period in question.  Past performance is no guarantee of future results.

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

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
       For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $51,599,788 and expenses totaling $14,930,474, resulting in net income of $36,669,314 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $21.99 at March 31, 2008, to $23.39 at June 30, 2008.

The most significant trading gains of approximately 7.1% were experienced in the energy markets throughout the quarter from long futures positions in crude oil and its related products as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel consumption, and concerns of a U.S. supply shortage. Elsewhere, long positions in natural gas futures resulted in gains as prices rose after U.S. inventories declined to the lowest level since 2005. Furthermore, futures prices of crude oil, its related products, and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Additional gains of approximately 2.0% were recorded in the agricultural markets primarily during April and June from long futures positions in the soybean complex as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. Meanwhile, long positions in corn futures resulted in gains as prices moved higher on consistently strong demand for alternative fuels and supply concerns after severe floods in the U.S. Midwest damaged crops. Elsewhere, long positions in cocoa futures recorded gains as prices rose to the highest level since 1986 on fears that dry weather may damage crops in the Ivory Coast, the world?s largest cocoa producer. Within the global stock index sector, gains of approximately 1.3% were recorded during June from short positions in European and U.S. equity index futures as prices declined sharply on concerns that record commodity prices and additional subprime-related writedowns might erode corporate earnings and continue to slow global economic growth. In addition, prices of European and U.S. stock index futures were pressured lower after government reports revealed weaker-than-expected U.S. employment data, an unexpected drop in Germany?s consumer confidence, and a continued housing slump in the United Kingdom. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.7% in the global interest rate sector primarily during April from long positions in U.S., Japanese, and European fixed-income futures as prices moved lower on speculation that the U.S. Federal Reserve, Bank of Japan, and European Central Bank would not ease borrowing costs as much as previously expected due to accelerating global inflation.

The Partnership recorded total trading results including interest income totaling $122,005,565 and expenses totaling $34,965,140, resulting in net income of $87,040,425 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $20.22 at December 31, 2007, to $23.39 at June 30, 2008.
       The most significant trading gains of approximately 8.7%
were recorded in the energy sector from long futures positions in crude oil and its related products as prices moved higher throughout a majority of the first half of the year amid increasing global supply concerns and strong demand in Asia. Elsewhere, long positions in natural gas futures resulted in gains during the second quarter as prices rose after U.S. inventories declined to the lowest level since 2005.
Furthermore, futures prices of crude oil, its related products, and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Additional gains of approximately 4.6% were experienced in the agricultural sector primarily during January, February, April, and June from long positions in corn futures as prices moved higher on supply concerns and rising demand for alternative fuels made from crops. Meanwhile, long futures positions in the soybean complex resulted in gains primarily during April and June as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. Elsewhere, gains were experienced from long positions in cocoa futures primarily during January, February, April, and June as prices moved higher amid supply disruptions in the Ivory Coast, the world?s largest cocoa producer. Gains of approximately 3.3% were also recorded in the currency sector primarily during February, March, May, and June from short positions in the U.S. dollar versus the euro, Australian dollar, and Mexican peso as the value of the U.S. dollar weakened against
       most of its major rivals after U.S. government reports showed a rise in unemployment, weaker-than-expected U.S. retail sales, and U.S. consumer confidence at a 16-year low. The value of the U.S. dollar continued to fall after the U.S. Federal Reserve held interest rates steady at 2.0% in June. Within the global stock index sector, gains of approximately 2.4% were experienced primarily during January, March, and June from short positions in European, Japanese, and U.S. equity index futures as prices decreased on concerns that mounting losses linked to U.S. sub-prime mortgage investments might continue to erode corporate earnings and curb global economic growth. Smaller gains of approximately 0.9% were recorded in the metals markets primarily during January and February from long positions in gold and silver futures as prices moved higher amid continued uncertainty in the direction of the U.S. dollar and further "safe haven" buying because of weakness in global equity markets. Lastly, gains of approximately 0.5% were recorded within the global interest rate sector primarily during January and February from long positions in U.S. fixed-income futures as prices moved higher amid a sharp decline in global equity markets and fears of a recession in the United States. During June, gains were recorded from short positions in European fixed-income futures as prices decreased after the European Central Bank left its benchmark interest rate unchanged at 4.0% and signaled it might raise borrowing costs in July in order to combat accelerating inflation in the Euro-Zone.
       For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $146,756,585 and expenses totaling $19,407,698, resulting in net income of $127,348,887 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $21.55 at March 31, 2007, to $25.56 at June 30, 2007.

The most significant trading gains of approximately 7.6% were recorded in the global interest rate sector throughout the quarter from short positions in European fixed-income futures as prices moved lower amid continued optimism about the status of the European economy. Additionally, European interest rate futures prices were pressured lower on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump of 2007. Additional gains were experienced from short positions in U.S. interest rate futures as prices declined during June after the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Lastly, short positions in Australian interest rate futures resulted in gains during May and June as prices moved lower amid consistently strong economic data out of Australia. Within the global stock index sector, gains of approximately 7.5% were experienced primarily during April and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices
       increased on continued strong corporate earnings and
increased merger and acquisition activity. Furthermore, Pacific Rim stock prices moved higher on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. Additional gains of approximately 5.7% were experienced in the currency sector throughout the quarter from short positions in the Japanese yen versus the U.S. dollar, euro, Australian dollar, and British pound as the value of the Japanese yen weakened relative to its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the New Zealand dollar, Australian dollar, and British pound versus the U.S. dollar primarily during April and June as these currencies moved higher relative to the U.S. dollar after strong economic data out of New Zealand, Australia, and the United Kingdom added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation, thereby pushing the value of these currencies higher relative to the U.S. dollar. Additionally, the value of the U.S. dollar declined against these currencies leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 1.6% recorded in the metals markets primarily
       during May and June from long positions in nickel, zinc, and aluminum futures as prices weakened on worries regarding future Chinese demand. Elsewhere in the metals markets, long positions in gold and silver futures experienced losses as prices fell amid speculative selling.

The Partnership recorded total trading results including interest income totaling $98,427,847 and expenses totaling $35,821,654, resulting in net income of $62,606,193 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $23.57 at December 31, 2006, to $25.56 at June 30, 2007.

The most significant trading gains of approximately 6.9% were recorded in the currency sector primarily during April and June from short positions in the Japanese yen versus the U.S. dollar, euro, and Australian dollar as the value of the Japanese yen weakened relative to its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the New Zealand dollar, Australian dollar, and Brazilian real versus the U.S. dollar primarily during April and June as these currencies moved higher relative to the U.S. dollar after strong economic data out of New Zealand and Australia added to growing
       investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Within the global stock index sector, gains of approximately 5.9% were experienced primarily during January, April, and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices climbed higher on continued optimism about the future of the global economy. Further gains in the global equity index sector were experienced from long positions in Pacific Rim stock index futures as prices moved higher during May on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. Further gains of approximately 5.8% were experienced in the global interest rate sector throughout the year from short positions in European fixed-income futures as prices initially fell during January after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December and unemployment dropped in the United Kingdom. European fixed-income futures prices continued to move lower throughout the second quarter on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump this year. Elsewhere, gains were recorded during January from short positions in U.S. interest rate futures as prices fell amid speculation that the U.S. Federal Reserve would not cut interest
       rates during the first quarter of 2007.  Further gains were experienced from short positions in U.S. interest rate futures as prices declined during May and June after the U.S. Federal Reserve Bank of Richmond President Jeffrey Lacker stated there were still inflationary concerns present in the U.S. economy and the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Elsewhere, short positions in Australian fixed-income futures resulted in gains during June as prices moved lower after news of stronger than expected retail sales in Australia. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 1.7% recorded in the metals markets primarily during March, May, and June from long positions in silver and gold futures as precious metals prices moved lower on technically-based selling. Elsewhere, losses were incurred during March, May, and June from long positions in zinc and aluminum futures as prices initially fell due to rising global inventories and continued to weaken amid worries regarding future Chinese demand. Additional losses of approximately 0.9% were recorded in the energy markets primarily during February, March, and June from short futures positions in crude oil and its related products as prices initially reversed higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future. Additionally, prices moved higher amid rising geopolitical concerns in the Middle East and concerns regarding future production in Venezuela. Smaller losses of
       approximately 0.5% were incurred in the agricultural
markets primarily during January and March from long positions in wheat futures as prices moved lower on weak demand and increasing global supplies. During April, newly established short positions in wheat futures recorded further losses as prices reversed higher due to strong demand from Asia and freezing temperatures in the northern edge of the U.S. growing regions. Additional losses were incurred during March from long positions in corn futures as prices fell after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up in 2007 to its highest level since 1944. Lastly, long positions in live cattle futures resulted in losses during March as prices declined due to technically-based selling.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk.
       Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage
       causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008, and 2007. At June 30, 2008, and 2007, the Partnership?s total capitalization was approximately $606 million and $799 million, respectively.

Primary Market	    June 30, 2008	June 30, 2007
Risk Category	    Value at Risk	Value at Risk

Currency					(0.71)%			   (1.31)%
Equity					(0.71)    			   (2.17)
Interest Rate				(0.26)			   (1.86)
Commodity					(1.28)    			   (1.14)
Aggregate Value at Risk		(1.54)%			   (3.82)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.

Primary Market Risk Category        High      Low      Average
Currency						(1.07)%	(0.67)%	(0.84)%
Equity						(0.71)	(0.32)	(0.46)
Interest Rate					(0.68)	(0.26)	(0.45)
Commodity						(1.28)	(0.78)	(0.94)
Aggregate Value at Risk			(2.05)%	(1.28)%	(1.62)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

       The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 93% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. At June 30, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2008, the Partnership?s major exposures were to euro, Japanese yen, Australian dollar, Swiss franc, Czech koruna, New Zealand dollar, Hungarian forint, Polish zloty, Canadian dollar, British pound,
       and Swedish krona currency crosses, as well as to outright
U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at June 30, 2008, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2008, the Partnership?s primary exposures were to the NIKKEI 225 (Japan), Euro Stox 50 (Europe), FTSE 100 (United Kingdom), S&P 500 E-MINI (U.S.), SPI 200 (Australia), DAX (Germany), IBEX 35 (Spain), Hang Seng (Hong Kong), S&P/MIB 30 (Italy), NASDAQ 100 E-MINI (U.S.), AEX (Netherlands), TOPIX (Japan), TAIWAN (Taiwan), Dow Jones (U.S.), CAC 40 (France), Russell 2000 (U.S.), OMX 30 (Sweden), S&P MIDCAP E-MINI (U.S.), MSCI Singapore (Singapore), and H-shares (Hong Kong) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, Asian, U.S., and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At June 30, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, Canadian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability.
The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that G-7 countries? interest rates and Australian and New Zealand interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. The largest market exposure of the Partnership at June 30, 2008, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price
       movements in these markets result from geopolitical
developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at June 30, 2008, was to the soft commodities and agricultural sector. Most of the exposure was to the corn, cocoa, soybeans, soybean meal, coffee, lean hogs, soybean oil, live cattle, cotton, sugar, and wheat markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. 	At June 30, 2008, the Partnership had market
exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of precious metals, such as gold, silver, and platinum, as well as base metals, such as copper, aluminum, zinc, and nickel.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize their trading system(s) to take positions when
       market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2008, were in Canadian dollars, Hong Kong dollars, euros, Swedish kronor, Australian dollars, South African rand, Hungarian forint, New Zealand dollars, Swiss francs, Japanese yen, Czech koruny, Norwegian kroner, British pounds, and Singapore dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, in a multi-advisor Partnership, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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



       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007 and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2008.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
<caption>				      SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	9,000,000.000		January 31, 1996	333-00494
Additional Registration	5,000,000.000 	  April 30, 1996	      333-03222
Additional Registration	5,000,000.000 	  May 11, 1998   	      333-47831
Additional Registration	10,000,000.000   	January 21, 1999	333-68779
Additional Registration	1,000,000.000  	April 30, 2002	333-84652
Additional Registration	10,000,000.000	April 28, 2003	333-104001
Additional Registration	    40,000,000.000	April 28, 2004	333-113397
 Total Units Registered         84,000,000.000

Units sold through 6/30/08	     65,678,781.613
Units unsold through 6/30/08	  18,321,218.387

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2008, was $1,196,483,622.
       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as a part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Mr. Michael Durbin became listed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales became listed as a principal of Demeter by the National Futures Association on June 23, 2008.



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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 13, 2008       By:   /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




- 7 -
- 13 -



       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)