Form 10-Q
period 2008-09-30
MORGAN STANLEY SPECTRUM TECHNICAL LP
filed 2008-11-14
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2008
 		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and 2007 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2008 and 2007 (Unaudited)..	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of September 30, 2008
		(Unaudited) and December 31, 2007............................6

		Notes to Financial Statements (Unaudited)	7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	17-31

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	31-45

Item 4.	Controls and Procedures	45-46

Item 4T.	Controls and Procedures	.46


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds	47-48

Item 5.	Other Information	48

Item 6.	Exhibits	48-49



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
                        2008      	        2007
	  $	      $
	   (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	                                                                        488,056,636    	522,722,048
	Restricted cash	                                                                             29,251,894	   55,361,402

	     Total cash	                                                                                  517,308,530	  578,083,450

	Net unrealized gain on open contracts (MS&Co.)	                                794,908	   12,298,603
	Net unrealized gain (loss) on open contracts (MSIP)                           724,958		    (1,087,475)

	     Total net unrealized gain on open contracts                                1,519,866		   11,211,128

	Options purchased (proceeds paid $28,355
       and $292,731, respectively)                                                                 33,472		        219,718

	     Total Trading Equity                                                                 518,861,868 	589,514,296

Subscriptions receivable                 4,054,593                      	2,762,267
Interest receivable (MS&Co.)	          332,824	     1,201,347

	     Total Assets	    523,249,285	  593,477,910

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	9,129,980	10,327,244
Accrued brokerage fees (MS&Co.)	2,680,965 	2,938,634
Accrued management fees	1,003,424   	        955,056
Options written (premiums received $17,662
  and $164,046, respectively)	33,197		          96,035
Accrued incentive fee	            ?         	          261,283

	     Total Liabilities	    12,847,566	    14,578,252

Partners? Capital

Limited Partners (24,790,196.266 and
    28,313,523.854 Units, respectively)	504,754,198 	572,620,026
General Partner (277,369.001 and
    310,500.001 Units, respectively) 	     5,647,521	       6,279,632

	     Total Partners? Capital	    510,401,719 	   578,899,658

	     Total Liabilities and Partners? Capital	   523,249,285	   593,477,910

NET ASSET VALUE PER UNIT	              20.36	              20.22

The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)




              For the Three Months	                               For the Nine Months
  	        Ended September 30,     	                         Ended September 30,


                            2008   	        2007    	       2008   	    2007
                    $	               $		           $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	   1,708,452		    6,258,931	                6,250,063	     20,793,824

EXPENSES
	Brokerage fees (MS&Co.)	8,531,274	10,444,561	26,316,565	32,763,440
	Management fees	3,180,994	4,235,523	9,798,281  	14,076,528
	Incentive fees	            ?         	          31,579	  10,562,562		   3,693,349

		   Total Expenses 	     11,712,268	   14,711,663	    46,677,408		  50,533,317

NET INVESTMENT LOSS 	    (10,003,816)	     (8,452,732)	   (40,427,345)		  (29,739,493)

TRADING RESULTS
Trading profit (loss):
	Realized	(36,053,133)	(173,844,251)	59,480,475 		(86,551,936)
	Net change in unrealized	 (31,627,024)	       9,981,633	    (9,696,678)		     6,582,272

		   Total Trading Results	   (67,680,157)	  (163,862,618)	   49,783,797		  (79,969,664)

NET INCOME (LOSS)                                       (77,683,973)		  (172,315,350)        	    9,356,452		 (109,709,157)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	                              (76,843,993)       	(170,384,146)	9,236,537		(108,467,504)
	General Partner	                                             (839,980)	           (1,931,204) 	119,915 		(1,241,653)


NET INCOME (LOSS) PER UNIT

	Limited Partners	                      (3.03)     	(5.53)                 	 	0.14      	(3.54)
	General Partner	                       (3.03)	   (5.53)          	 	0.14	(3.54)

                                                        Units                    Units     	                     Units		       Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                  25,466,213.601    30,818,658.439       26,747,402.300	   31,478,020.278

The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$
Partners? Capital,
   December 31, 2006	32,115,800.116	748,658,571	8,162,387	756,820,958

Offering of Units	2,471,300.899	 56,182,241                   ?		56,182,241

Net Loss                                                              ?      	   	(108,467,504)	(1,241,653)	(109,709,157)

Redemptions	  (4,355,137.185)	  (97,390,355)	        (322,430)	 (97,712,785)

Partners? Capital,
   September 30, 2007	 30,231,963.830	598,982,953	  6,598,304	 605,581,257





Partners? Capital,
   December 31, 2007	28,624,023.855	572,620,026	6,279,632	578,899,658

Offering of Units	1,575,763.108	 34,221,317                   ?		34,221,317

Net Income                                                             ?      	   	9,236,537	119,915	9,356,452

Redemptions	  (5,132,221.696)	  (111,323,682)	        (752,026)	 (112,075,708)

Partners? Capital,
   September 30, 2008	 25,067,565.267	504,754,198	  5,647,521	 510,401,719










The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	       For the Nine Months Ended September 30,

	      2008     	      2007
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)  	9,356,452	(109,709,157)
Noncash item included in net income (loss):
	Net change in unrealized	9,696,678	(6,582,272)

(Increase) decrease in operating assets:
	Restricted cash	26,109,508	64,900,948
	Proceeds paid for options purchased	264,376	(79,242)
	Interest receivable (MS&Co.)	868,523	972,159

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	(257,669)	(771,042)
	Accrued management fees	      48,368	(692,290)
	Premiums received for options written	       (146,384)	  		43,616
	Accrued incentive fees	       (261,283)	              31,579


Net cash provided by (used for) operating activities	   45,678,569	    (51,885,701)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	32,928,991	59,912,477
Cash paid for redemptions of Units	  (113,272,972)	   (95,479,737)

Net cash used for financing activities	    (80,343,981)	   (35,567,260)

Net decrease in unrestricted cash	(34,665,412)	(87,452,961)

Unrestricted cash at beginning of period	   522,722,048	      618,802,593

Unrestricted cash at end of period	   488,056,636	  531,349,632





The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
      Long
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

   Percentage of
      Net Assets
          Net
    Unrealized
    Gain/(Loss)

  $
%
  $
   %
$

September 30, 2008, Partnership Net Assets:  $510,401,719



Commodity
 (2,518,150)
       (0.49)
  3,363,305
        0.66
   845,155
Equity
    (93,434)
       (0.02)
  3,086,516
        0.60
 2,993,082
Foreign currency
   (530,187)
       (0.10)
 (3,524,751)
       (0.69)
   (4,054,938)
Interest rate
   (375,723)
       (0.07)
 (1,481,873)
       (0.29)
  (1,857,596)






     Grand Total:
 (3,517,494)
       (0.68)
  1,443,197
        0.28
  (2,074,297)

     Unrealized Currency Gain





   3,594,163

     Total Net Unrealized Gain



 Fair Value
             $
Percentage of
   Net Assets
                  %



Options purchased on Futures Contracts
?
        ?



Options purchased on Forward Contracts
33,472
       0.01



Options written on Futures Contracts
?
          ?



Options written on Forward Contracts
(33,197)
      (0.01)






    1,519,866




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

September 30, 2008

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of the options and the premiums received/proceeds paid is treated as an unrealized gain or loss.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:








         Net Unrealized Gains/(Losses)
              on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$
Sep. 30, 2008 	5,112,504   (3,592,638)	1,519,866	Mar. 2012	Dec. 2008
Dec. 31, 2007	14,510,132	   (3,299,004)	11,211,128	Jun. 2010	Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $522,421,034 and $592,593,582 at September 30, 2008, and December 31, 2007,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-


exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the



       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

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

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
September 30, 2008: <table> <caption>



Assets
Quoted Prices in
Active Markets for
 Identical Assets
       (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




         Total

Unrealized gain (loss) on open
contracts

     $5,112,504

$(3,592,638)

 n/a


$1,519,866
Options purchased
            ?
  $      33,472
 n/a

  $     33,472






Liabilities





Options written
         ?
  $      33,197
 n/a

$     33,197

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

7.  Reclassifications

Certain prior year amounts relating to options on the Statements of Cash Flows and Condensed Schedules of Investments for December 31, 2007, were reclassified to conform to 2008 presentation. Certain prior year amounts on the Statements of Operations were reclassified to conform to 2008 presentation. Such re-classifications have no impact on the Partnership?s reported net income (loss).












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

Results of Operations
General.  The Partnership?s results depend on the Trading
Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during
       the period in question.  Past performance is no guarantee of future results.
The Partnership?s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain
(loss) when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $(65,971,705) and expenses totaling $11,712,268, resulting in a net loss of $77,683,973 for the three months ended September 30, 2008. The Partnership?s net asset value per Unit decreased from $23.39 at June 30, 2008, to $20.36 at September 30, 2008.

The most significant trading losses of approximately 4.2% were recorded in the energy sector, primarily during July and August, from long futures positions in crude oil and its related products as prices reversed lower amid signs that the U.S. economic slump might extend into 2009 and curb future energy demand. Meanwhile, long positions in natural gas futures resulted in losses as prices sharply decreased in July amid rising inventories and news that the Atlantic hurricane season's first storm had avoided the gas-producing fields in the Gulf of Mexico. Additional losses of approximately 3.0% were incurred within the agricultural complex throughout the majority of the quarter from long futures positions in the soybean complex and corn as prices declined on news that favorable weather might improve crop conditions in the U.S. Midwest. Prices also moved lower on speculation that a slowing U.S. economy would reduce demand for alternative biofuels. Smaller losses were recorded in July and September, from long positions in cocoa futures as prices decreased following news of a rise in exports from the Ivory Coast, the world?s largest cocoa producer. Lastly, losses were incurred,
       primarily during July and August, from long positions in coffee futures as prices moved lower following news that Brazil, the world?s largest grower, had accelerated exports. Within the global interest rate sector, losses of approximately 2.7% were experienced throughout a majority of the quarter, from short positions in European fixed-income futures as prices moved higher following a sharp decline in global equity prices, weaker-than-expected U.K. and German economic data, and comments from European Central Bank President Jean-Claude Trichet saying that economic growth would be ?particularly weak?, thereby fueling demand for the ?safe haven? of government bonds. Additional losses of approximately 2.7% were recorded within the currency sector, primarily during August and September, from long positions in the Australian dollar and euro versus the U.S. dollar as the value of the U.S. dollar moved higher after U.S. consumer confidence increased in August for a second consecutive month and the U.S. Commerce Department reported a higher-than-previously-estimated increase in Gross Domestic Product during the second quarter of 2008. Elsewhere, short positions in the Japanese yen versus the U.S. dollar and euro recorded losses as the value of the Japanese yen spiked higher against these currencies during September after extreme volatility in the global financial markets resulted in a reduction in "carry-trade" positions. Within the metals sector, losses of approximately 1.0% were incurred during July and August, from long positions in gold and silver futures as prices moved lower due to a sharp rise in the value of the U.S. dollar. Newly established short positions
       in gold futures resulted in losses during September as prices reversed sharply higher due to ?safe haven? buying amid global credit-market turmoil and uncertainty regarding the global financial system. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 1.8% experienced in the global stock index sector primarily during September from short positions in European, U.S., and Pacific Rim equity index futures as prices moved sharply lower amid unprecedented financial market volatility and turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant. Furthermore, U.S. equity prices plunged on Monday, September 29, 2008, after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions.

The Partnership recorded total trading results including interest income totaling $56,033,860 and expenses totaling $46,677,408, resulting in net income of $9,356,452 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $20.22 at December 31, 2007, to $20.36 at September 30, 2008.

The most significant trading gains of approximately 4.2% were achieved within the global stock index sector, primarily during January, March, and June, from short positions in European,
       Japanese, U.S., and Australian equity index futures as prices decreased on concerns that mounting losses linked to U.S. sub-prime mortgage investments would continue to erode corporate earnings and curb global economic growth. During September, prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant, thus resulting in further gains from short positions. Within the energy sector, gains of approximately 4.2% were recorded from long futures positions in crude oil and its related products as prices moved higher throughout a majority of the first half of the year amid increasing global supply concerns and strong demand in Asia. Furthermore, futures prices of crude oil and its related products were also pressured higher due to continued weakness in the U.S. dollar. Additional gains of approximately 1.5% were experienced within the agricultural complex from long positions in cocoa futures, primarily during January, February, April, and June, as prices moved higher amid supply disruptions in the Ivory Coast, the world?s largest cocoa producer. Elsewhere, gains were experienced, primarily during January, February, April, and June, from long positions in corn futures as prices moved higher on supply concerns and rising demand for alternative fuels made from crops. Meanwhile, long futures positions in the soybean complex resulted in gains, primarily during April and June, as prices increased after a government report showed a rise in demand for U.S. supplies. Smaller gains of approximately 0.5% were experienced within the
       currency sector, primarily during February, March, May, and June, from short positions in the U.S. dollar versus the euro, Mexican peso, and Swiss franc as the value of the U.S. dollar weakened against most of its major rivals after U.S. government reports showed a rise in unemployment, weaker-than-expected U.S. retail sales, and U.S. consumer confidence at a 16-year low. Furthermore, newly established short positions in the Swiss franc versus the U.S. dollar resulted in gains during August as the value of the U.S. dollar increased after U.S. consumer confidence increased in August for a second consecutive month and the U.S. Commerce Department reported a higher-than-previously-estimated increase in Gross Domestic Product during the second quarter. Additional gains were achieved primarily during March and August, from short positions in the Korean won versus the U.S. dollar as the value of the Korean won fell amid concerns of a rising Current-Account deficit out of Korea. A portion of the Partnership?s gains in the first nine months of the year was offset by losses of approximately 2.2% incurred in global interest rate sector during March and April, from long positions in European fixed-income futures as prices reversed lower after policy makers at the European Central Bank expressed concern that inflation pressures would increase, thereby reducing speculation that they would lower interest rates. Additional losses were incurred throughout a majority of the third quarter from newly established short positions in European fixed-income futures as prices moved higher following a sharp decline in global equity prices, weaker-than-expected U.K. and German economic data, and comments from European Central Bank President Jean-Claude Trichet saying that economic growth would be ?particularly weak?, thereby fueling demand for the ?safe haven? of government bonds. Smaller losses of approximately 0.1% were recorded in the metals markets, primarily during January, March, July, and August, from long positions in aluminum and copper futures as prices moved lower amid speculation that slowing economic growth would reduce demand for the base metals.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(157,603,687) and expenses totaling $14,711,663, resulting in a net loss of $172,315,350 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $25.56 at June 30, 2007, to $20.03 at September 30, 2007.

The most significant trading losses of approximately 6.8% were recorded in the currency sector during July and August from short positions in the Japanese yen versus the U.S. dollar, Australian dollar, euro, and British pound as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors? trimming ?riskier? assets funded by loans in Japan. Additional losses were incurred from long positions in the Australian dollar, euro, and New Zealand dollar versus the U.S. dollar primarily during August as the
       value of the U.S. dollar reversed higher against these currencies amid stronger demand for U.S. dollar-denominated government bonds resulting from continued extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans. Elsewhere, long positions in the euro versus the Czech koruna resulted in losses during July as the value of the Czech koruna reversed higher relative to the euro after the Czech National Bank increased its benchmark interest rate to 3.00%. Further losses of approximately 6.6% were experienced during July and August from long positions in European, U.S., and Pacific Rim equity index futures as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Within the global interest rate sector, losses of approximately 4.6% were recorded during July and August from short positions in European, Australian, and Canadian fixed-income futures as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, resulted in substantially higher demand for the ?safe haven? of government bonds. Losses continued during September from long positions in European fixed-income futures as prices reversed lower in the middle of the month following a rebound in global equities. Smaller losses of approximately 1.1% were incurred in the metals markets during July and August, from long positions in nickel, copper, and aluminum futures as prices fell on news of increasing stockpiles and worries that a possible
       slowing of the global economy due to the U.S. sub-prime mortgage crisis would reduce future demand for base metals. Within the agricultural markets, losses of approximately 1.0% were recorded during July and August from long positions in cocoa and cotton futures as prices moved sharply lower after investors sold commodities in a scramble for liquidity as banks restricted credit amid rising U.S. sub-prime loan defaults. Elsewhere, short positions in lean hog futures resulted in losses primarily during July as prices moved higher due to speculation of significantly higher Chinese demand. Finally, losses of approximately 0.8% were experienced in the energy markets during July from short positions in crude oil futures and its related products as prices climbed higher amid worries that supplies of European North Sea oil were dwindling and persistent concerns regarding U.S. refinery capacity. During August, long positions in crude oil futures and its related products incurred further losses as prices declined amid concerns that a slowdown in the global economy, sparked by the U.S. sub-prime mortgage markets, would negatively impact global energy demand.

The Partnership recorded total trading results including interest income totaling $(59,175,840) and expenses totaling $50,533,317, resulting in a net loss of $109,709,157 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $23.57 at December 31, 2006, to $20.03 at September 30, 2007.

       The most significant trading losses of approximately 2.8%
were incurred in the metals markets primarily during March, May, and June, from long positions in silver and gold futures as precious metals prices moved lower on technically-based selling. Elsewhere, long positions in zinc, aluminum, and copper futures resulted in losses during March, May, June, July, and August, as prices reversed lower due to rising global inventories and worries regarding future Chinese demand. Additional losses of approximately 1.6% were experienced in the energy markets during February, March, June, and July, from short positions in crude oil futures and its related products as prices reversed higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future, rising geopolitical concerns in the Middle East, concerns regarding future production in Venezuela, and worries that supplies of European North Sea oil were dwindling. During August, long positions in crude oil futures and its related products incurred further losses as prices declined amid concerns that a slowdown in the global economy, sparked by the U.S. sub-prime mortgage markets, would negatively impact global energy demand. Within the agricultural markets, losses of approximately 1.5% were recorded during March from long positions in corn futures as prices fell after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up in 2007 to its highest level since 1944. Elsewhere, long positions in live cattle futures resulted in further losses during March as prices declined due to technically-based selling. During July and August, losses were
       experienced from long positions in cocoa and cotton
futures as prices moved sharply lower after investors sold commodities in a scramble for liquidity as banks restricted credit amid rising U.S. sub-prime loan defaults. Elsewhere, short positions in lean hog futures resulted in losses primarily during July as prices moved higher due to speculation of significantly higher Chinese demand. Smaller losses of approximately 1.1% were recorded in the global stock index sector during February and March from long positions in European, U.S., and Pacific Rim stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. Furthermore, concerns that tighter credit conditions in China and Japan would dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During July and August, long positions in European, U.S., and Pacific Rim equity index futures resulted in further losses as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Finally, losses of approximately 0.3% were experienced in the currency sector during February and March from long positions in the Swedish krona versus the euro as the value of the Swedish krona weakened against most of its major rivals after Riksbank Governor, Stefan Ingves, indicated that inflationary pressures were slowing in Sweden. During August,
       losses were incurred from long positions in the Canadian dollar, euro, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies as continued extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. A portion of the Partnership?s losses in the first nine months of the year was offset by gains of approximately 0.9% experienced in global interest rate sector during the second quarter from short positions in European fixed-income futures as prices fell during January after reports showed confidence in the Euro-Zone economy had stayed close to a six-year high in December 2006 and unemployment dropped in the United Kingdom. European fixed-income futures prices continued to move lower throughout the second quarter on news that Germany's unemployment rate had held at a six-year low, French unemployment had dropped to the lowest level in 24 years, and housing prices in the United Kingdom had shown their biggest jump of 2007.


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-
       sensitive instruments is inherent to the primary business activity of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
       Section 21E of the Securities Exchange Act of 1934). All
quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008 and 2007.
       At September 30, 2008 and 2007, the Partnership?s total capitalization was approximately $510 million and $606 million, respectively.
Primary Market	   September 30, 2008	September 30, 2007
Risk Category	    Value at Risk	Value at Risk

Interest Rate				(0.37)%			   (0.68)%
Equity					(0.23)  			   (0.46)
Currency					(0.20)			   (1.07)
Commodity					(0.18)    			   (0.78)
Aggregate Value at Risk		(0.60)%			   (2.05)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a
       percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30,
2008.

Primary Market Risk Category        High      Low      Average
Interest Rate					(0.43)%	(0.26)%	(0.37)%
Equity						(0.71)	(0.23)	(0.40)
Currency						(0.90)	(0.20)	(0.62)
Commodity						(1.28)	(0.18)	(0.79)
Aggregate Value at Risk			(1.61)%	(0.60)%	(1.25)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2008 and 2007, and for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk
       exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at September 30, 2008, was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Australian, Japanese, Canadian, and New Zealand interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency
       positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries? interest rates and Australian and New Zealand?s interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At September 30, 2008, the Partnership?s primary exposures were to the Euro Stox 50 (Europe), NIKKEI 225 (Japan), NASDAQ 100 E-MINI (U.S.), S&P 500 E-MINI (U.S.), SPI 200 (Australia), DAX (Germany), TAIWAN (Taiwan), Hang Seng (Hong
Kong), Dow Jones (U.S.), S&P/MIB 30 (Italy), TOPIX (Japan), CAC 40 (France), IBEX 35 (Spain), AEX (Netherlands), S&P MIDCAP E-
       MINI (U.S.), Canadian S&P 60 (Canada), H-shares (Hong
Kong), Russell 2000 (U.S.), MSCI Singapore (Singapore), OMX 30 (Sweden), All Share (South Africa), and FTSE 100 (United Kingdom) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, Asian, U.S., and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At September 30, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions, influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to euro, Australian dollar, Norwegian krone, Swedish krona, Japanese yen, Czech koruna, Hungarian forint, Swiss franc, British pound, New Zealand dollar, Canadian dollar, and Polish zloty currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not
       anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at September 30, 2008, was to the soft commodities and agricultural sector. Most of the exposure was to the cocoa, live cattle, lean hogs, cotton, sugar, coffee, corn, soybean meal, soybeans, feeder cattle, wheat, soybean oil, orange juice, rubber, rapeseed, oats, and lumber markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. The third largest market exposure of the Partnership at September 30, 2008, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. 	At September 30, 2008, the Partnership had market
exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as aluminum, zinc, nickel, copper, and lead, as well as precious metals, such as silver, gold, and platinum.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize their trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in euros, Canadian dollars, Hong Kong dollars, Australian dollars, Norwegian kroner, Japanese yen, Singapore dollars, Swiss francs, South African rand, Swedish kronor, Hungarian forint, Czech koruny, New Zealand dollars, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches through the selection of Commodity Trading Advisors and by daily monitoring their performance. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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



       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s
Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
				      SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	9,000,000.000		January 31, 1996	333-00494
Additional Registration	5,000,000.000 	  April 30, 1996	      333-03222
Additional Registration	5,000,000.000 	  May 11, 1998   	      333-47831
Additional Registration	10,000,000.000   	January 21, 1999	333-68779
Additional Registration	1,000,000.000  	April 30, 2002	333-84652
Additional Registration	10,000,000.000	April 28, 2003	333-104001
Additional Registration	    40,000,000.000	April 28, 2004	333-113397
 Total Units Registered         84,000,000.000

Units sold through 9/30/08	      66,369,203.192
Units unsold through 9/30/08	   17,630,796.808

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       The aggregate price of the Units sold through September
30, 2008, was $1,211,183,381.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus and the supplement included as a part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
After the month end close for November 30, 2008, Demeter will no longer offer Units via subscriptions or exchanges into the Partnership. If there are not sufficient Units of the Partnership available for sale through November 30, 2008 to satisfy all subscription and exchange requests, subscription and exchange requests for the Partnership will be handled in the order in which they are received, with Demeter reserving the right to handle special situations in its sole discretion.




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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 14, 2008     By:   /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



      				       			    	                     EXHIBIT 31.01
CERTIFICATIONS
I, Walter Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Morgan
Stanley Spectrum Technical L.P.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant?s other certifying officer(s) and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)	Designed such internal control over financial reporting, or
caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c)	Evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d)Disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officer(s) and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of the registrant?s board of directors (or persons performing the equivalent functions):

     a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize, and report financial information; and

   b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal control over financial reporting.





Date:   November 14, 2008  By: /s/	Walter Davis
		Walter Davis
                                  	President,
	 	Demeter Management Corporation,
                                 	general partner of the registrant

	  				        EXHIBIT 31.02
CERTIFICATIONS
I, Christian Angstadt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Morgan
Stanley Spectrum Technical L.P.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant?s other certifying officer(s) and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)	Designed such internal control over financial reporting, or
caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c)Evaluated the effectiveness of the registrant?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 d)	Disclosed in this report any change in the registrant?s
internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officer(s) and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of the registrant?s board of directors (or persons performing the equivalent functions):

    a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize, and report financial information; and

    b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal control over financial reporting.





Date:   November 14, 2008  By: /s/Christian Angstadt
                                  Christian Angstadt
                                  Chief Financial Officer,
                                  Demeter Management Corporation,
                                  general partner of the registrant

					  EXHIBIT 32.01



CERTIFICATION OF PRESIDENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Technical L.P. (the "Partnership") on Form 10-Q for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Walter Davis, President of Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Walter Davis

Name:		Walter Davis
Title:	President of Demeter Management Corporation,
			the general partner of the Partnership

Date:		November 14, 2008

	 		  		  EXHIBIT 32.02


CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Technical L.P. (the "Partnership") on Form 10-Q for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christian Angstadt, Chief Financial Officer of Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Christian Angstadt

Name:	   Christian Angstadt
Title:  Chief Financial Officer of Demeter Management Corporation,
		   the general partner of the Partnership

Date:   November 14, 2008

- 7 -
- 13 -



       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)





2175: