Form 10-Q
period 2009-03-31
MORGAN STANLEY SPECTRUM TECHNICAL LP
filed 2009-05-15
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            	No___________

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
		Statements of Financial Condition as of March 31, 2009
		and December 31, 2008 (Unaudited)	2

		Statements of Operations for the Quarters
		Ended March 31, 2009 and 2008 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2009 and 2008 (Unaudited)..	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2009 and 2008 (Unaudited)	5

		Condensed Schedules of Investments as of March 31, 2009
		and December 31, 2008 (Unaudited)............................6

		Notes to Financial Statements (Unaudited)	7-23

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	24-31

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	31-45

Item 4.	Controls and Procedures	45

Item 4T.	Controls and Procedures	.46


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	47

Item 6.	Exhibits	47




       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

<caption>      March 31,	     December 31,
                                  2009      	        2008
	  $	      $

ASSETS

Trading Equity:
	Unrestricted cash	                                                                        449,430,026     	517,758,117
	Restricted cash	                                                                             23,835,690	   14,196,776

	     Total cash	                                                                                  473,265,716	  531,954,893

	Net unrealized gain on open contracts (MS&Co.)	                             3,111,089	   15,350,275
	Net unrealized gain (loss) on open contracts (MSIP)                         (474,480)		     1,415,128

	     Total net unrealized gain on open contracts                                2,636,609		   16,765,403

	Options purchased (premiums paid $40,122
       and $47,381, respectively)                                                                   30,586		          26,406

	     Total Trading Equity                                                                 475,932,911 	548,746,702
Interest receivable (MS&Co.)	           39,291	            3,818
	    Total Assets	   475,972,202	  548,750,520
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Redemptions payable	17,010,906	23,445,292
Accrued brokerage fees (MS&Co.)	2,425,828 	2,664,925
Accrued management fees	894,553   	        989,046
Options written (premiums received $142,349
  and $170,031, respectively)	174,495		        150,636
Accrued incentive fee	               ?       		691,074

	     Total Liabilities	     20,505,782	    27,940,973

Partners? Capital

Limited Partners (20,426,417.520 and
   22,657,223.480 Units, respectively)	450,886,176 	515,570,112
General Partner (207,498.001 and
   230,252.001 Units, respectively) 	      4,580,244	       5,239,435

	     Total Partners? Capital	   455,466,420 	   520,809,547

	     Total Liabilities and Partners? Capital	   475,972,202	   548,750,520

NET ASSET VALUE PER UNIT	              22.07	              22.76

The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)


	   	    For the Quarters Ended March 31,


                                                                         		        2009    	       2008
                                                                               	                    $		            $
INVESTMENT INCOME
	Interest income (MS&Co.)		       131,008			      2,648,880

EXPENSES
	Brokerage fees (MS&Co.)		7,555,822	  8,959,672
	Management fees	      	    2,783,975	3,338,113
	Incentive fees		         184,642	    7,736,881

	   Total Expenses		   10,524,439	   20,034,666

NET INVESTMENT LOSS	   (10,393,431)	   (17,385,786)

TRADING RESULTS
Trading profit (loss):
	Realized			9,899,573	76,447,853
	Net change in unrealized		   (14,168,896)	    (8,690,956)

        Total Trading Results		     (4,269,323)	   67,756,897

NET INCOME (LOSS) 	    (14,662,754) 	   50,371,111

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		           (14,515,298)	 49,821,412
	General Partner                                                   		            (147,456)	      549,699

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		(0.67)	1.77
	General Partner                                                   		       (0.67)	1.77


			                                                                                Units     	                        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	21,782,668.393            27,988,295.131




The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2009 and 2008
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2007	28,624,023.855	572,620,026	6,279,632	578,899,658

Offering of Units	343,152.351	   7,503,844                  ?		 7,503,844

Net Income                                                              ?      	   	49,821,412	549,699	50,371,111

Redemptions	    (1,492,218.289)	  (32,106,312)	      (359,822)	 (32,466,134)

Partners? Capital,
   March 31, 2008	  27,474,957.917	 597,838,970	 6,469,509	 604,308,479





Partners? Capital,
   December 31, 2008	22,887,475.481	515,570,112	5,239,435	520,809,547

Net Loss                                                             ?      	   	(14,515,298)	(147,456)	(14,662,754)

Redemptions	    (2,253,559.960)	  (50,168,638)	      (511,735)	 (50,680,373)

Partners? Capital,
   March 31, 2009	  20,633,915.521	 450,886,176	 4,580,244	 455,466,420











The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	       For the Quarters Ended March 31,

	      2009     	      2008
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) 	(14,662,754)	50,371,111
Noncash item included in net income (loss):
	Net change in unrealized	14,168,896	8,690,956

(Increase) decrease in operating assets:
	Restricted cash	(9,638,914)	12,472,990
	Net premiums paid for options purchased	7,259	113,507
	Interest receivable (MS&Co.)	(35,473)	563,455

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	(239,097)	195,195
	Accrued management fees	      (94,493)	206,126
	Net premiums received for options written	       (27,682)	                  ?
	Accrued incentive fees	      (691,074)	           (261,283)

Net cash provided by (used for) operating activities	   (11,213,332)	      72,352,057


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	                 ?     	7,305,655
Cash paid for redemptions of Units	    (57,114,759)	   (34,452,051)

Net cash used for financing activities	    (57,114,759)	   (27,146,396)

Net increase (decrease) in unrestricted cash	(68,328,091)	45,205,661

Unrestricted cash at beginning of period	    517,758,117	  522,722,048

Unrestricted cash at end of period	    449,430,026	   567,927,709







The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2009 and December 31, 2008 (Unaudited)


Futures and Forward Contracts
      Long
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

   Percentage of
      Net Assets
          Net
    Unrealized
    Gain/(Loss)

  $
%
  $
   %
$

March 31, 2009, Partnership Net Assets:  $455,466,420



Commodity
   (180,276)
       (0.04)
    (416,974)
        (0.09)
   (597,250)
Equity
(38,736)
       (0.01)
 (1,300,168)
        (0.29)
(1,338,904)
Foreign currency
   27,664
        0.01
 (3,551,419)
        (0.78)
  (3,523,755)
Interest rate
3,674,669
        0.80
      (17,125)
         ?
  3,657,544






     Grand Total:
3,483,321
        0.76
 (5,285,686)
        (1.16)
(1,802,365)

     Unrealized Currency Gain




          0.97

 4,438,974

     Total Net Unrealized Gain on Open Contracts



 Fair Value
             $
Percentage of
   Net Assets
                  %



Options purchased on Futures Contracts
?
        ?



Options purchased on Forward Contracts
30,586
     0.01



Options written on Futures Contracts
?
          ?



Options written on Forward Contracts
(174,495)
    (0.04)






 2,636,609



 11,211,128

December 31, 2008, Partnership Net Assets:  $520,809,547



Commodity
  780,334
        0.15
     501,033
         0.10
 1,281,367
Equity
 16,503
           ?
    (328,487)
        (0.06)
   (311,984)
Foreign currency
2,287,038
        0.44
 (2,652,344)
        (0.51)
     (365,306)
Interest rate
11,905,805
        2.28
      (96,679)
        (0.02)
11,809,126






     Grand Total:
14,989,680
        2.87
 (2,576,477)
        (0.49)
12,413,203

     Unrealized Currency Gain





  4,352,200

     Total Net Unrealized Gain on Open Contracts


          0.84

 16,765,403


 Fair Value
             $
Percentage of
   Net Assets
                  %



Options purchased on Futures Contracts
   ?
           ?



Options purchased on Forward Contracts
    26,406
         0.01



Options written on Futures Contracts
    ?
            ?



Options written on Forward Contracts
  (150,636)
        (0.03)



The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Spectrum Technical L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2008, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Technical L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4.). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Strategic L.P. (collectively, the "Spectrum Series").

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
 The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the Futures Interest or underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.
Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values. The difference between the fair value of the options and the premiums received/premiums paid is treated as an unrealized gain or loss. The Partnership?s general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan
Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts.


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company Inc., Chesapeake Capital Corporation, John W. Henry & Company Inc., Winton Capital Management Limited, Aspect Capital Limited, and Rotella Capital Management, Inc. (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage fees to MS&Co.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Financial Accounting Standards Board ("the FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The adoption of FIN 48 does not have a material impact on the Partnership's financial statements. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state authorities.


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

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED) to which fair value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards (?SFAS?) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.
The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

                   Net Unrealized Gains/(Losses)
              on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$
Mar. 31, 2009	    3,553,616	(917,007)	2,636,609	Jun. 2012	Jun. 2009
Dec. 31, 2008	   16,274,500     490,903	16,765,403	Mar. 2012	Mar. 2009

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.
The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $476,819,332 and $548,229,393 at March 31, 2009, and December 31, 2008,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED) risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133? ("SFAS No. 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.
The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy. As such, the absolute quantity (the total of the open long and open short positions) which has been presented, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of March 31, 2009 and reflects the information outstanding at such time.

The Effect of Trading Activities on the Statements of Financial Condition for the Three Months Ended March 31, 2009:



Futures and Forward Contracts

      Long
          Unrealized
         Gain

       Long
L        Unrealized
       Loss

             Short
            Unrealized
             Gain

  Short
          Unrealized
          Loss

       Net
 Unrealized
 Gain/(Loss)

Total number
of outstanding
  contracts

$
$
       $
    $
$

March 31, 2009













Tr  Commodity
             102,151
      (282,427)
         656,774
    (1,073,748)
            (597,250)
            1,825
K   Equity
                  ?
        (38,736)
           49,346
    (1,349,514)
         (1,338,904)
               763
K   Foreign currency
          1,241,783
   (1,214,119)
           446,982
    (3,998,401)
         (3,523,755)
            4,833
K   Interest rate
          3,893,470
            (218,801)
                     ?_   _
              (17,125)
          3,657,544
            7,239
K        Total
   5,237,404
 (1,754,083)
        1,153,102
         (6,438,788)
         (1,802,365)

K        Unrealized currency gain




          4,438,974

K        Total net unrealized gain
           on open contracts





     2,636,609

Tr  Options purchased
              20,237
        10,349
?
            ?


K   Options written
                  ?
              ?
       (16,701)
      (157,794)










Based upon the Trading Advisors? historical trading, it can generally be expected that the Partnership will trade approximately 1,345 round turn contracts per million under management over the course of a year or approximately 340 contracts in a quarter. Such quarterly amount is based upon such contracts being evenly traded throughout the year, but may be higher or lower for any individual quarter. The Trading Advisors? volume will vary over time based upon a multitude of factors, including but not limited to, individual market price movement, individual market volatility and individual market liquidity.
       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the net trading results of the Partnership during the quarter as required by SFAS No. 161.

The Effect of Trading Activities on the Statements of Operations for the Three Months Ended March 31, 2009, included in Total
Trading Results:


Type of Instrument
  $
Tr  Commodity
            (712,440)
K   Equity
          1,303,438
K   Foreign currency
         (2,747,564)
K   Interest rate
         (2,199,532)
K   Unrealized currency gain
               86,775
K        Total
  (4,269,323)

Line Item on the Statements of Operations for the Three Months Ended March 31, 2009:
Trading Results
  $
Tr  Realized
           9,899,573
K   Net change in unrealized
        (14,168,896)
K      Total Trading Results
   (4,269,323)

As discussed in Note 1, the Partnership?s objective for investing in these derivatives is for speculative trading.

5.  Fair Value Measurements
Management has continued to evaluate the application of SFAS
No. 157 ("SFAS No. 157"), "Fair Value Measurements" to the Partnership, and has determined that SFAS No. 157 does not have a material impact on the financial statements. Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED) the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
SFAS No. 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment?s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value



       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED) measurement. The Partnership?s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of March 31, 2009 and December 31, 2008:


March 31, 2009




Assets
Quoted Prices in
Active Markets for
 Identical Assets
       (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




         Total


Net unrealized gain (loss) on  open
  contracts


       $3,553,616


$(917,007)


 n/a



$2,636,609
Options purchased
            ?
 $   30,586
 n/a

  $     30,586






Liabilities





Options written
         ?
  $  174,495
 n/a

  $    174,495

<table> <caption> December 31, 2008



Assets
Quoted Prices in
Active Markets for
 Identical Assets
       (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




         Total

Net unrealized gain on open
contracts

$16,274,500

    $490,903

 n/a


      $16,765,403
Options purchased
            ?
   $  26,406
 n/a

  $       26,406






Liabilities





Options written
         ?
   $ 150,636
 n/a

   $      150,636

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
     6.  New Accounting Developments
In April 2009, the FASB issued FASB Staff Position (?FSP?) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP FAS No. 157-4?). FSP FAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 157-4.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP FAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED) periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 107-1 and APB No. 28-1.

7.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

8.  Subsequent Event.

On January 13, 2009, Morgan Stanley and Citigroup announced that they had agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture (the ?Transaction?). The joint venture will own Morgan Stanley Smith Barney LLC, a newly formed investment advisor and broker dealer that will be registered with the U.S. Securities and Exchange Commission and as a non-clearing futures commission merchant with the Commodities Futures Trading Commission. Upon the closing of the

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Transaction, subsidiaries of Morgan Stanley collectively will have a 51 percent ownership interest in the joint venture and Citigroup Inc. (?Citi?) will have 49 percent ownership interest in the joint venture. The Transaction is expected to close by the end of the third quarter of 2009.
As part of the Transaction, the Board of Directors of Demeter resolved that Demeter should be converted from a Delaware corporation to a Delaware limited liability company (the ?Conversion?). The Conversion became effective on April 30, 2009 and Demeter?s name changed to Demeter Management LLC.

In addition, in the near future Morgan Stanley, the sole member of Demeter, intends to contribute all of the membership interests in Demeter (along with other Morgan Stanley subsidiaries being contributed to the joint venture as part of the Transaction) to Morgan Stanley Commercial Financial Services, Inc. It is anticipated that on or about the time of the consummation of the Transaction, Morgan Stanley Commercial Financial Services, Inc. will contribute to Morgan Stanley JV Holdings LLC all of its in-scope assets and liabilities (including all of the membership interests of Demeter) (collectively, the ?Contribution?). Upon the completion of both the Conversion and the Contribution, Demeter will be a Delaware limited liability company that is a

      MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

wholly owned subsidiary of Morgan Stanley Smith Barney Holdings
LLC, which in turn will be owned 51 percent by Morgan Stanley and 49 percent by Citi.


At all times Demeter shall remain the General Partner of the Partnership and at no time will it cease to exist. In addition, neither the Conversion nor the Contribution will materially impact the daily trading activities of the Partnership?s respective commodity Trading Advisors. The Board of Directors of Demeter believes that the Conversion and the Contribution shall not have a material impact on the Partnership?s Limited Partners.














       Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
       from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations
General.  The Partnership?s results depend on the Trading
Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading
       activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results. The Partnership?s results of operations set forth in the financial statements on pages 2 through 23 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss) when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarters Ended March 31, 2009
The Partnership recorded total trading results including interest income totaling $(4,138,315) and expenses totaling $10,524,439, resulting in a net loss of $(14,662,754) for the quarter ended March 31, 2009. The Partnership?s net asset value per Unit decreased from $22.76 at December 31, 2008, to $22.07 at March 31, 2009.

The most significant trading losses of approximately 0.6% were experienced in the currency sector primarily during January from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan?s trade deficit substantially increased. Elsewhere, losses were recorded primarily during January from long positions in the euro versus the Norwegian krone and U.S. dollar as the value of the euro moved lower against these currencies on expectations the European Central Bank would cut interest rates amid signs of economic slowing and deterioration in the Euro-Zone. Additional losses of approximately 0.4% were incurred within the global interest rate sector, primarily during January, from long positions in U.S., German, and Japanese fixed-income futures as prices dropped
       following news that debt sales might increase as
governments around the world boost spending in an effort to ease the deepening economic slump. Losses were also incurred during February from long positions in Australian fixed-income futures as prices dropped on sentiment that the Reserve Bank of Australia might slow the pace of interest rate cuts. Within the metals complex, losses of approximately 0.3% were recorded during February and March from short futures positions in copper as prices reversed higher on speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals. Meanwhile, long positions in gold futures resulted in losses as prices reversed lower during March amid a rebound in the global equity markets. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.2% achieved in the global stock index sector during January and February from short positions in European stock index futures as prices declined on concerns that financial firms would need to raise additional capital and a continued slowdown in global economic growth may further erode corporate earnings. Within the energy sector, gains of approximately 0.1% were experienced throughout the quarter from short futures positions in natural gas as prices moved lower amid speculation that the ongoing global economic recession might continue to erode energy demand.

       For the Quarters Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $70,405,777 and expenses totaling $20,034,666, resulting in net income of $50,371,111 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $20.22 at December 31, 2007, to $21.99 at March 31, 2008.
The most significant trading gains of approximately 3.2% were experienced in the currency sector during February from short positions in the U.S. dollar versus the euro, Australian dollar, and Swiss franc as the value of the U.S. dollar weakened against most of its major rivals after weaker-than-expected manufacturing data from the Federal Reserve Bank of Philadelphia reignited fears of an economic slowdown in the U.S. The value of the U.S. dollar continued to decline after U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter 2007 Gross Domestic Product growth. Furthermore, the U.S. dollar weakened against its major rivals in March following news of weaker-than-expected U.S. retail sales and U.S. consumer confidence at a 16-year low. Finally, the value of the U.S. dollar was negatively affected by several interest rate cuts by the U.S. Federal Reserve as well as indications that interest rates would continue to decline. Additional gains of approximately 2.5% were recorded in the agricultural markets during January and February from long positions in corn futures as prices moved higher following news that global production
       might drop amid signs of rising overseas demand for U.S.
crops. Meanwhile, long positions in wheat futures resulted in gains primarily during February as prices rose to a record high on expectations that stockpiles might fall to a 30-year low. Elsewhere, gains were experienced from long positions in cocoa futures as prices moved higher during January and February after shipments from the Ivory Coast, the world?s largest producer, were delayed by a labor strike. Within the global interest rate sector, gains of approximately 2.3% were recorded during January and February from long positions in U.S. and Japanese fixed-income futures as prices moved higher amid a sharp decline in global equity markets, the aforementioned fears of a recession in the United States, and speculation that global interest rates would move lower. Further gains of approximately 1.5% were experienced in the energy markets primarily during February and March from long futures positions in crude oil and its related products as prices moved higher amid increasing global supply concerns and a weakening U.S. dollar. Smaller gains of approximately 1.1% were recorded in the global stock index sector primarily during January and March from short positions in European and Japanese equity index futures as prices decreased on concerns that mounting losses linked to U.S. sub-prime mortgage investments would continue to erode corporate earnings and curb global economic growth for the foreseeable future. Lastly, gains of approximately 1.0% were experienced in the metals markets during January and February from long positions in gold, silver,
       and platinum futures as prices moved higher amid continued
uncertainty in the direction of the U.S. dollar and further ?safe haven? buying because of weakness in global equity markets.


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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-
       exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of
        leverage may cause future losses and volatility (i.e.,
"risk of ruin") that far exceed the Partnership?s experience to date under the "Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

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

       The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.
VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities. The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2009 and 2008. At March 31, 2009 and 2008, the Partnership?s total capitalization was approximately $455 million and $604 million, respectively.

Primary Market	    March 31, 2009	March 31, 2008
Risk Category	    Value at Risk	Value at Risk
Interest Rate				(0.47)%			   (0.42)%
Equity					(0.25)  			   (0.32)
Currency					(0.21)			   (0.67)
Commodity					(0.22)    			   (0.79)
Aggregate Value at Risk		(0.78)%			   (1.28)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.
Because the business of the Partnership is the speculative trading of futures, forwards and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.
The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2008 through March 31, 2009.

Primary Market Risk Category        High      Low      Average
Interest Rate					(0.47)%	(0.26)%	(0.37)%
Equity						(0.71)	(0.05)	(0.31)
Currency						(0.71)	(0.20)	(0.33)
Commodity						(1.28)	(0.18)	(0.48)
Aggregate Value at Risk			(1.54)%	(0.56)%	(0.87)%

      Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".
       The VaR tables provided present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2009 and 2008, and for the four quarter-end reporting periods from April 1, 2008
through     March 31, 2009. VaR is not necessarily representative
of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2009, such amount was equal to approximately 99% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.
       Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at March 31, 2009, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, Canadian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that G-7 countries? interest rates and Australian interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The
       speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at March 31, 2009, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At March 31, 2009, the Partnership?s primary exposures were to the S&P 500 E-MINI (U.S.), Euro Stox 50 (Europe), FTSE 100 (U.K.), IBEX 35 (Spain), DAX (Germany), Hang Seng (Hong Kong), SPI 200 (Australia), NASDAQ 100 E-MINI (U.S.), NIKKEI 225 (Japan), AEX (The Netherlands), and OMX 30 (Sweden) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, Asian, U.S., and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At March 31, 2009, the Partnership had market exposure in the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political
       and general economic conditions influence these
fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2009, the Partnership?s major exposures were to the euro, Japanese yen, Hungarian forint, Swiss franc, Czech koruna, Australian dollar, Swedish krona, Norwegian krone, British pound, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.
Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at March 31, 2009, was to the soft commodities and agricultural sector. Most of the exposure was to the lean hogs, cocoa, coffee, live cattle, cotton, sugar, corn, wheat, soybean meal, soybean oil, and soybeans markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. 	At March 31, 2009, the Partnership had market
exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals,
       such as aluminum, copper, nickel, zinc, and lead, as
well as precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Energy. At March 31, 2009, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in natural gas, as well as crude oil and its related products.
Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2009:

       Foreign Currency Balances. The Partnership?s primary
foreign currency balances at March 31, 2009, were in British pounds, Swiss francs, euros, Hong Kong dollars, Swedish kronor, Japanese yen, Czech koruny, Canadian dollars, South African rands, Norwegian kroner, Singapore dollars, Hungarian forint, Australian dollars, and New Zealand dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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



       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008.


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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management LLC
                            (General Partner)

May 15, 2009          By:   /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





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




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:  Demeter Management LLC
                           (General Partner)

May 15, 2009          By:
                           Christian Angstadt
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.














- 48 -