Form 10-Q
period 2009-06-30
MORGAN STANLEY SPECTRUM TECHNICAL LP
filed 2009-08-12
CIK 925306

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number: 0-26338

	MORGAN STANLEY SPECTRUM TECHNICAL L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      13-3782231
(State or other jurisdiction of		      	  (I.R.S. Employer
incorporation or organization)			       Identification No.)

Demeter Management LLC
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
		Statements of Financial Condition as of June 30, 2009
		and December 31, 2008 ...	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2009 and 2008 	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2009 and 2008 ..	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2009 and 2008 ..	5

		Condensed Schedules of Investments as of June 30, 2009
		and December 31, 2008 .......................................6

		Notes to Financial Statements .	7-23

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	24-36

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	36-50

Item 4.	Controls and Procedures	50-51

Item 4T.	Controls and Procedures	.51


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	52

Item 6.	Exhibits	52




       <table>
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

 	    June 30,	     December 31,
                           2009      	        2008
	  $	      $
ASSETS
Trading Equity:
	Unrestricted cash	                                                                         377,312,804	517,758,117
	Restricted cash	                                                                              25,065,667	   14,196,776

	     Total cash	                                                                                  402,378,471	  531,954,893

	Net unrealized gain on open contracts (MS&Co.)	                             4,418,415	   15,350,275
	Net unrealized gain (loss) on open contracts (MSIP)                         (962,677)		     1,415,128

	     Total net unrealized gain on open contracts                                3,455,738		   16,765,403

	Options purchased (premiums paid $42,668
       and $47,381, respectively)                                                                   44,513		          26,406

	     Total Trading Equity                                                                 405,878,722 	548,746,702

Interest receivable (MS&Co.)	             25,748	            3,818

	     Total Assets	     405,904,470	  548,750,520

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	4,973,954	23,445,292
Accrued brokerage fees (MS&Co.)	2,082,723 	2,664,925
Accrued management fees	768,272   	        989,046
Options written (premiums received $132,797 and
  $170,031, respectively)	82,376		        150,636
Accrued incentive fee	               ?       		691,074

	     Total Liabilities	      7,907,325	    27,940,973

Partners? Capital

Limited Partners (19,499,170.122 and
   22,657,223.480 Units, respectively)	393,947,056 	515,570,112
General Partner (200,467.001 and
   230,252.001 Units, respectively) 	      4,050,089	       5,239,435

	     Total Partners? Capital	     397,997,145 	   520,809,547

	     Total Liabilities and Partners? Capital	   405,904,470	   548,750,520

NET ASSET VALUE PER UNIT	              20.20	              22.76

The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)




                       For the Three Months	                             For the Six Months
  	        Ended June 30,     	                          Ended June 30,


                                                                                2009   	        2008    	       2009   	    2008
                                                                                   $	               $		           $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	         98,406		    1,892,731	                   229,414    	      4,541,611

EXPENSES
	Brokerage fees (MS&Co.)	6,513,007	8,825,619	14,068,829	17,785,291
	Management fees	2,402,038	3,279,174	5,186,013	6,617,287
	Incentive fees	                 ?       	     2,825,681	        184,642	          10,562,562

		   Total Expenses 	     8,915,045	   14,930,474	   19,439,484		    34,965,140

NET INVESTMENT LOSS 	    (8,816,639)	   (13,037,743)	           (19,210,070)      	  (30,423,529)

TRADING RESULTS
Trading profit (loss):
	Realized	(30,108,657)	19,082,242	(20,209,084)		95,533,608
	Net change in unrealized	         913,077	   30,624,815	    (13,255,819)		    21,930,346

		   Total Trading Results	   (29,195,580)	    49,707,057	   (33,464,903)		   117,463,954

NET INCOME (LOSS)              (38,012,219)	    36,669,314	    (52,674,973)	     	    87,040,425

NET INCOME (LOSS) ALLOCATION

	Limited Partners	         (37,628,871)           36,259,118		(52,144,169)		86,080,530
	General Partner             (383,348)                410,196                  (530,804)	   959,895

NET INCOME (LOSS) PER UNIT

	Limited Partners	               (1.89)	                     1.40	(2.51)                 	 3.17
	General Partner	(1.89) 	                    1.40	(2.51)          	 3.17

			                Units                    Units   	                     Units		       Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                    20,142,479.594    26,761,827.046   	21,009,525.203   	27,360,790.113



The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)




                                                                      Units of
                                                                   Partnership	Limited	General
                                                                      Interest    	Partners	Partner	Total
		$	$	$
Partners? Capital,
   December 31, 2007	28,624,023.855	572,620,026	6,279,632	578,899,658

Offering of Units	885,341.529	  19,521,558                  ?      		 19,521,558

Net Income                                                           ?      	   	86,080,530	959,895	87,040,425

Redemptions	    (3,593,003.188)	 (78,540,806)	     (752,026)	 (79,292,832)

Partners? Capital,
   June 30, 2008	 25,916,362.196	 599,681,308	  6,487,501	 606,168,809




Partners? Capital,
   December 31, 2008	22,887,475.481	515,570,112	5,239,435	520,809,547

Net Loss                                                              ?      	   	(52,144,169)	(530,804)	(52,674,973)

Redemptions	    (3,187,838.358)	  (69,478,887)	     (658,542)	 (70,137,429)

Partners? Capital,
   June 30, 2009	 19,699,637.123	  393,947,056	  4,050,089	 397,997,145















The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)


	       For the Six Months Ended June 30,

	      2009     	      2008
	$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	(52,674,973)	87,040,425
Noncash item included in net income (loss):
	Net change in unrealized	13,255,819	(21,930,346)

(Increase) decrease in operating assets:
	Restricted cash	(10,868,891)	23,593,002
	Net premiums paid for options purchased	4,713	248,453
	Interest receivable (MS&Co.)	(21,930)	451,792

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	(582,202)	(41,354)
	Accrued management fees	(220,774)       	            121,696
	Net premiums received from options written	       (37,234)	           (137,601)
	Accrued incentive fees	       (691,074)	      2,360,094


Net cash provided by (used for) operating activities	    (51,836,546)	      91,706,161


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	             ?          	18,509,739
Cash paid for redemptions of Units	    (88,608,767)	   (72,609,485)

Net cash used for financing activities	     (88,608,767)	   (54,099,746)

Net increase (decrease) in unrestricted cash	(140,445,313)	37,606,415

Unrestricted cash at beginning of period	    517,758,117	  522,722,048

Unrestricted cash at end of period	    377,312,804	   560,328,463








The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2009 and December 31, 2008 (Unaudited)


Futures and Forward Contracts
      Long
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

   Percentage of
      Net Assets
          Net
    Unrealized
    Gain/(Loss)

  $
%
  $
   %
$

June 30, 2009, Partnership Net Assets:  $397,997,145



Commodity
  (796,065)
       (0.20)
     593,523
         0.15
   (202,542)
Equity
317,799
        0.08
     235,451
         0.06
    553,250
Foreign currency
     88,564
        0.02
    (343,960)
        (0.09)
     (255,396)
Interest rate
      (56,895)
       (0.01)
    (433,863)
        (0.11)
   (490,758)






     Grand Total:
    (446,597)
       (0.11)
      51,151
         0.01
   (395,446)

     Unrealized Currency Gain




         0.97

  3,851,184

     Total Net Unrealized Gain on Open Contracts

3,455,738

 Fair Value
             $
  Percentage of
 Net Assets
               %






Options purchased on Futures Contracts
?
      ?



Options purchased on Forward Contracts
44,513
     0.01



Options written on Futures Contracts
?
       ?



Options written on Forward Contracts
(82,376)
    (0.02)












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






     Grand Total:
14,989,680
        2.87
 (2,576,477)
        (0.49)
12,413,203

     Unrealized Currency Gain




          0.84

  4,352,200

     Total Net Unrealized Gain on Open Contracts



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

June 30, 2009

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

1.  Organization
Morgan Stanley Spectrum Technical L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Strategic L.P. (collectively, the "Spectrum Series").

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

The Partnership?s general partner is Demeter Management LLC ("Demeter"). On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC. The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holding LLC, which in turn is majority owned by Morgan Stanley and minority owned by Citigroup Inc. (?Citigroup). MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company Inc., Chesapeake Capital Corporation, John W. Henry & Company Inc., Winton Capital Management Limited, Aspect Capital Limited, and Rotella Capital Management, Inc. (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

Demeter does not believe that the change in ownership of Demeter had a material impact on the Partnership?s limited partners. At all times Demeter served as the general partner of the Partnership and it continues to do so. The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture. The transaction closed on June 1, 2009.

On May 28, 2009, the Board of Directors of Demeter, in accordance with the provisions of Section 5 of the limited partnership agreement for the Partnership, resolved to modify the net worth requirement of Demeter. Demeter?s net worth requirement going forward is 5% of the total partners? contributions, with a minimum net worth of $50,000 and a maximum of $1,000,000 (cumulative for all the limited partnerships for which Demeter acts as a general partner, collectively the ?Funds?). Prior to the amendment, Demeter?s net worth requirement was generally at least 10% of total partners? contributions (cumulative for all the limited partnerships for which Demeter acted as general partner), with a minimum net worth of $50,000, but with no maximum. This change in Demeter?s net worth requirement for the Funds does not affect the limited partners? interests in the Funds, status as a limited partner in the Funds, or the status of the Funds as partnerships for tax purposes.

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

Financial Accounting Standards Board ("FASB") Interpretation
No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state authorities.


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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                   Net Unrealized Gains/(Losses)
              on Open Contracts			  Longest Maturities

	  Exchange-	  Off-Exchange-		Exchange-	  Off-Exchange-
Date	  Traded 	   Traded    	Total	   Traded  	     Traded
	$	$	$
Jun. 30, 2009	    4,130,852    (675,114)	 3,455,738	Dec. 2012	Sep. 2009
Dec. 31, 2008	   16,274,500     490,903	16,765,403	Mar. 2012	Mar. 2009

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $406,509,323 and $548,229,393 at June 30, 2009, and December 31, 2008,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.



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


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

5.  Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133? ("SFAS No. 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 was effective as of January 1, 2009, for the Partnership.

The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisors for the
Partnership will take speculative positions in Futures Interests


       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

where they feel the best profit opportunities exist for their trading strategy. As such, the absolute quantity (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of June 30, 2009 and reflects the contracts outstanding at such time.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2009:



Futures and Forward Contracts

      Long
          Unrealized
         Gain

       Long
L        Unrealized
       Loss

             Short
            Unrealized
             Gain

  Short
          Unrealized
          Loss

       Net
 Unrealized
 Gain/(Loss)

Total number
of outstanding
  contracts

$
$
       $
    $
$

 Commodity
           980,852
       (1,776,917)
         1,245,323
          (651,800)
          (202,542)
          3,117
K   Equity
            324,527
               (6,728)
             243,660
               (8,209)
            553,250
          1,066
K   Foreign currency
        1,597,893
       (1,509,330)
            284,008
          (627,967)
          (255,396)
          5,529
K   Interest rate
     689,030
    (745,925)
          6,200
    (440,063)
    (490,758)
          6,022
K        Total
  3,592,302
 (4,038,900)
   1,779,191
 (1,728,039)
    (395,446)

K        Unrealized currency gain




  3,851,184

K        Total net unrealized gain
               on open contracts





    3,455,738

 Options purchased, fair value
            34,238
              10,275
      -
      -


K   Options written, fair value
      -
      -
           (56,261)
          (26,115)










The following tables summarize the net trading results of the Partnership during the three and six month periods as required by SFAS No. 161.

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009, included in
Total Trading Results:     <caption>

For the Three Months
       For the Six  Months

Ended June 30, 2009
     Ended June 30, 2009
Type of Instrument
  $
  $
  Commodity
             (4,376,517)
             (5,088,957)
K   Equity
             (3,765,275)
             (2,461,837)
K   Foreign currency
             (8,213,385)
           (10,960,949)
K   Interest rate
           (12,252,612)
           (14,452,144)
K   Unrealized currency loss
                (587,791)
                (501,016)
K        Total
     (29,195,580)
     (33,464,903)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2009:

For the Three Months
       For the Six  Months

Ended June 30, 2009
     Ended June 30, 2009
Trading Results
  $
   $
 Realized
           (30,108,657)
           (20,209,084)
K   Net change in unrealized
                 913,077
           (13,255,819)
K      Total Trading Results
    (29,195,580)
     (33,464,903)

6.  Fair Value Measurements
As defined by SFAS No. 157, ?Fair Value Measurements?, fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction, between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.


        MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of June 30, 2009 and December 31, 2008:




       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009




Quoted Prices in
Active Markets for
 Identical Assets
       (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




         Total

Assets
Net unrealized gain (loss) on  open
  contracts


 $4,130,852


    $(675,114)


 n/a



   $3,455,738
Options purchased
        ?
  $    44,513
 n/a

  $     44,513






Liabilities





Options written
     ?
$    82,376
 n/a

$     82,376

December 31, 2008

Quoted Prices in
Active Markets for
 Identical Assets
       (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




         Total

Assets
Net unrealized gain on  open
  contracts


  $16,274,500


      $490,903


 n/a



        $16,765,403
Options purchased
            ?
     $ 26,406
 n/a

    $       26,406






Liabilities





Options written
         ?
     $150,636
 n/a

   $      150,636

7.  Recent Accounting Pronouncements
(a) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and
    Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position (?FSP?) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP SFAS No. 157-4?). FSP SFAS No. 157-4 provides additional guidance for

       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP SFAS No. 157-4 is effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Partnership?s financial statements.

(b) Interim Disclosures about Fair Value of Financial Instruments In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP SFAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP SFAS No. 107-1 and APB No. 28-1 are effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material impact on the Partnership?s financial statements.




       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(c)  Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (?SFAS No. 165?). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for the quarter ended June 30, 2009. Management has performed its evaluation of subsequent events through August 12, 2009, the date these financial statements were issued.

(d)  Accounting Standards Codification

On June 29, 2009, the FASB issued Statement No. 168, ?FASB Accounting Standards Codification? and the Hierarchy of Generally Accepted Accounting Principles ? a replacement of FASB Statement No. 162. The FASB has stated that ?the FASB Accounting Standards Codification? (?Codification?) will become the source of authoritative U.S. Generally Accepted Accounting Principles (?GAAP?) recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification?s content will



       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

carry the same level of authority, effectively superseding Statement No. 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during
       the period in question.  Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 23 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results including interest income totaling $(29,097,174) and expenses totaling $8,915,045, resulting in a net loss of $38,012,219 for the three months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $22.07 at March 31, 2009, to $20.20 at June 30, 2009.

The most significant trading losses of approximately 2.9% were incurred in the global fixed-income sector throughout a majority of the quarter from long positions in U.S., European, and Australian fixed income futures as prices reversed lower after a pledge from G-20 leaders to support the global economy sapped demand for the ?safe haven? of government bonds. Prices continued to decline amid rising investor confidence due to better-than-expected economic data. Within the currency sector, losses of approximately 1.8% were recorded primarily during April and May from short positions in the British pound, Canadian dollar, euro, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during the first half of the quarter after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a ?safe haven? currency.
Additional losses were recorded during June from long positions
       in the British pound, Canadian dollar, euro, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that U.S. payrolls fell less than expected in May. Losses of approximately 0.9% were experienced in the global stock index sector primarily during April from short futures positions in U.S. and European equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.
Within the metals sector, losses of approximately 0.8% were incurred throughout the quarter from short positions in aluminum and nickel futures as prices moved higher due to sentiment that efforts by the Chinese government to revive the nation?s economy might boost demand for base metals. Elsewhere in the metals complex, long positions in gold and silver futures resulted in losses as prices reversed lower in April and June due to a sharp rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment. Smaller losses of approximately 0.6% were incurred within the energy markets primarily during May from short futures positions in crude oil and its related products as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.3% in the agricultural complex from short positions in lean hog futures as
       prices fell throughout the quarter on speculation that demand for U.S. pork products might remain sluggish amid ongoing swine flu concerns. Additional gains were experienced, primarily during April and May, from long positions in soybean meal futures as prices increased on speculation of increased demand from China. Furthermore, gains were achieved from long positions in sugar futures as prices moved higher on expectations of a drop in global production.


The Partnership recorded total trading results including interest income totaling $(33,235,489) and expenses totaling $19,439,484 resulting in a net loss of $52,674,973 for the six months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $22.76 at December 31, 2008, to $20.20 at June 30, 2009.

The most significant losses of approximately 3.3% were recorded in the global interest rate sector during January from long positions in U.S., European, and Australian fixed-income futures as prices declined following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump. Additional losses were incurred during April and June from long positions in U.S., European, and Australian fixed-income futures as prices moved lower after a pledge from G-20 leaders to support the global economy reduced demand for the relative ?safety? of government bonds. Within the currency sector, losses of approximately 2.4%
       were incurred during January from long positions in the
Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan?s trade deficit substantially increased. Elsewhere, losses were recorded during January from long positions in the euro versus the U.S. dollar as the value of the euro moved lower against the U.S. dollar on expectations that the European Central Bank would cut interest rates amid signs of economic slowing in the Euro-Zone. Further losses were recorded during April and May from short positions in the British pound, Canadian dollar, euro, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a ?safe haven? currency. Additional losses were incurred during June from long positions in the British pound, Canadian dollar, euro, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that U.S. payrolls fell less than expected in May. Within the metals complex, losses of approximately 1.1% were recorded throughout a majority of the first half of the year from short futures positions in copper and aluminum as prices reversed higher on speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals. Meanwhile, long positions in gold futures resulted in losses as
       prices reversed lower during March, April, and June amid a rebound in the global equity markets. Losses of approximately 0.7% were recorded in the global stock index sector, primarily during March and April, from short futures positions in U.S. and European equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil. Smaller losses of approximately 0.4% were incurred within the energy markets primarily during March and May from short futures positions in crude oil and its related products as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy. A portion of the Partnership?s losses for the first six months of the year was offset by gains of approximately 0.3% in the agricultural complex from short positions in lean hog futures as prices fell throughout the second quarter on speculation that demand for U.S. pork products might remain sluggish amid ongoing swine flu concerns. Additional gains were experienced, primarily during April and May, from long positions in soybean meal futures as prices increased on speculation of increased demand from China.

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $51,599,788 and expenses totaling $14,930,474, resulting in net income of $36,669,314 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit
       increased from $21.99 at March 31, 2008, to $23.39 at June
30, 2008.

The most significant trading gains of approximately 7.1% were experienced in the energy markets throughout the quarter from long futures positions in crude oil and its related products as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel consumption, and concerns of a U.S. supply shortage. Elsewhere, long positions in natural gas futures resulted in gains as prices rose after U.S. inventories declined to the lowest level since 2005. Furthermore, futures prices of crude oil, its related products, and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Additional gains of approximately 2.0% were recorded in the agricultural markets primarily during April and June from long futures positions in the soybean complex as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. Meanwhile, long positions in corn futures resulted in gains as prices moved higher on consistently strong demand for alternative fuels and supply concerns after severe floods in the U.S. Midwest damaged crops. Elsewhere, long positions in cocoa futures recorded gains as prices rose to the highest level since 1986 on fears that dry weather may damage crops in the Ivory Coast, the world?s largest cocoa producer. Within the global stock index sector, gains of approximately 1.3% were recorded during June from short positions in European and
       U.S. equity index futures as prices declined sharply on concerns that record commodity prices and additional subprime-related writedowns might erode corporate earnings and continue to slow global economic growth. In addition, prices of European and U.S. stock index futures were pressured lower after government reports revealed weaker-than-expected U.S. employment data, an unexpected drop in Germany?s consumer confidence, and a continued housing slump in the United Kingdom. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.7% in the global interest rate sector primarily during April from long positions in U.S., Japanese, and European fixed-income futures as prices moved lower on speculation that the U.S. Federal Reserve, Bank of Japan, and European Central Bank would not ease borrowing costs as much as previously expected due to accelerating global inflation.

The Partnership recorded total trading results including interest income totaling $122,005,565 and expenses totaling $34,965,140, resulting in net income of $87,040,425 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $20.22 at December 31, 2007, to $23.39 at June 30, 2008.

The most significant trading gains of approximately 8.7% were recorded in the energy sector from long futures positions in crude oil and its related products as prices moved higher throughout a majority of the first half of the year amid
       increasing global supply concerns and strong demand in
Asia. Elsewhere, long positions in natural gas futures resulted in gains during the second quarter as prices rose after U.S. inventories declined to the lowest level since 2005.
Furthermore, futures prices of crude oil, its related products, and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Additional gains of approximately 4.6% were experienced in the agricultural sector primarily during January, February, April, and June from long positions in corn futures as prices moved higher on supply concerns and rising demand for alternative fuels made from crops. Meanwhile, long futures positions in the soybean complex resulted in gains primarily during April and June as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. Elsewhere, gains were experienced from long positions in cocoa futures primarily during January, February, April, and June as prices moved higher amid supply disruptions in the Ivory Coast, the world?s largest cocoa producer. Gains of approximately 3.3% were also recorded in the currency sector primarily during February, March, May, and June from short positions in the U.S. dollar versus the euro, Australian dollar, and Mexican peso as the value of the U.S. dollar weakened against most of its major rivals after U.S. government reports showed a rise in unemployment, weaker-than-expected U.S. retail sales, and U.S. consumer confidence at a 16-year low. The value of the U.S. dollar continued to fall after the U.S. Federal Reserve held
       interest rates steady at 2.0% in June.  Within the global stock index sector, gains of approximately 2.4% were experienced primarily during January, March, and June from short positions in European, Japanese, and U.S. equity index futures as prices decreased on concerns that mounting losses linked to U.S. sub-prime mortgage investments might continue to erode corporate earnings and curb global economic growth. Smaller gains of approximately 0.9% were recorded in the metals markets primarily during January and February from long positions in gold and silver futures as prices moved higher amid continued uncertainty in the direction of the U.S. dollar and further "safe haven" buying because of weakness in global equity markets. Lastly, gains of approximately 0.5% were recorded within the global interest rate sector primarily during January and February from long positions in U.S. fixed-income futures as prices moved higher amid a sharp decline in global equity markets and fears of a recession in the United States. During June, gains were recorded from short positions in European fixed-income futures as prices decreased after the European Central Bank left its benchmark interest rate unchanged at 4.0% and signaled it might raise borrowing costs in July in order to combat accelerating inflation in the Euro-Zone.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-
       sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

       The Partnership?s total market risk may increase or
decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

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

       Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the
       portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities.
       Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2009 and 2008. At June 30, 2009 and 2008, the Partnership?s total capitalization was approximately $398 million and $606 million, respectively.

Primary Market	    June 30, 2009	June 30, 2008
Risk Category	    Value at Risk	Value at Risk

Currency					(0.50)%			   (0.71)%
Interest Rate				(0.34)			   (0.26)
Equity					(0.18)  			   (0.71)
Commodity					(0.38)    			   (1.28)
Aggregate Value at Risk		(0.63)%			   (1.54)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options on such contracts, the
       composition of its trading portfolio can change
significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2008 through June 30, 2009.

Primary Market Risk Category        High      Low      Average
Currency						(0.71)%	(0.20)%	(0.41)%
Interest Rate					(0.47)	(0.26)	(0.36)
Equity						(0.71)	(0.05)	(0.30)
Commodity						(1.28)	(0.22)	(0.53)
Aggregate Value at Risk			(1.54)%	(0.56)%	(0.88)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2009 and 2008, and for the four quarter-end reporting periods from July 1, 2008 through June 30, 2009. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s
       future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2009, such amount was equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The Trading Advisors, in general, tend to utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

       Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The second largest market exposure of the Partnership at June 30, 2009, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2009, the Partnership?s major exposures were to the euro, Norwegian krone, Australian dollar, Canadian dollar, Swedish krona, Hungarian forint, Czech koruna, Swiss franc, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

       Interest Rate.  The third largest market exposure of the
Partnership at June 30, 2009, was to the global interest rate sector. Exposure was primarily spread across the European, the U.S., Australian, Canadian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that G-7 countries? interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At June 30, 2009, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based
       indices.  At June 30, 2009, the Partnership?s primary exposures were to the SPI 200 (Australia), FTSE 100 (U.K.), IBEX 35 (Spain), S&P 500 (U.S.), NIKKEI 225 (Japan), NASDAQ 100 (U.S.), Hang Seng (Hong Kong), S&P/MIB (Italy), TAIWAN (Taiwan), AEX (The Netherlands), ALL SHARE (South Africa), H-Shares (Hong
Kong), Euro Stox 50 (Europe), OMX 30 (Sweden), CAC 40 (France), Canadian S&P 60 (Canada), and Dow Jones 30 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, Asian, U.S., and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2009, was to the soft commodities and agricultural sector. Most of the exposure was to the sugar, soybean meal, cocoa, lean hogs, soybeans, wheat, live cattle, corn, coffee, cotton, rubber, soybean oil, and orange juice markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2009, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in natural gas, as well as crude oil and its related products.
       Price movements in these markets result from
geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. 	At June 30, 2009, the Partnership had market
exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, and nickel, as well as precious metals, such as silver, gold, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2009, were in euros, Australian dollars, Japanese yen, Swiss francs, British pounds, South African rands, Swedish kronor, Norwegian
       kroner, Hungarian forint, Turkish lire, Czech koruny,
New Zealand dollars, Singapore dollars, Hong Kong dollars, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general

       partner of the Partnership, have evaluated the
effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in Internal Control Over Financial Reporting
	There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.


Item 4T.	CONTROLS AND PROCEDURES



Not applicable.



       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008 and the Partnership?s
Report on Form 10Q for the quarter ended March 31, 2009.


Item 6.  EXHIBITS
31.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
32.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Morgan Stanley Spectrum Technical L.P.
                      (Registrant)

                      By:   Demeter Management LLC
                            (General Partner)

August 12, 2009       By:   /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.


- 16 -
- 15 -



       MORGAN STANLEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)