Form 10-Q
period 2010-08-12
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2010-08-12
CIK 925306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2010 and 2009	4

	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5

	Condensed Schedules of Investments as of June 30, 2010 and December 31, 2009	6

	Notes to Financial Statements	7-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-44

Item 4.	Controls and Procedures	45

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	46

Item 6.	Exhibits	46

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS	$	$
Trading Equity:
Unrestricted cash	310,035,858	337,112,125
Restricted cash	33,178,679	38,759,401

Total cash	343,214,537	375,871,526

Net unrealized gain on open contracts (MS&Co.)	6,652,324	8,183,798
Net unrealized gain (loss) on open contracts (MSIP)	(5,704,688)	2,511,873

Total net unrealized gain on open contracts	947,636	10,695,671

Options purchased (premiums paid $40,628 and $192,906, respectively)	51,840	185,397

Total Trading Equity	344,214,013	386,752,594

Interest receivable (MSSB)	19,565	5,334

Total Assets	344,233,578	386,757,928

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	3,796,045	3,332,464
Accrued brokerage fees (MS&Co.)	1,720,157	1,955,857
Accrued management fees	630,405	586,118
Options written (premiums received $84,718 and $67,908, respectively)	100,736	55,219

Total Liabilities	6,247,343	5,929,658

Partners’ Capital

Limited Partners (17,270,472.277 and 18,367,153.109 Units, respectively)	334,550,378	376,999,886
General Partner (177,369.001 and 186,516.001 Units, respectively)	3,435,857	3,828,384

Total Partners’ Capital	337,986,235	380,828,270

Total Liabilities and Partners’ Capital	344,233,578	386,757,928

NET ASSET VALUE PER UNIT	19.37	20.53

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	94,655	98,406	136,024	229,414

EXPENSES
Brokerage fees (MS&Co.)	5,419,900	6,513,007	10,885,190	14,068,829
Management fees	1,981,989	2,402,038	3,983,927	5,186,013
Incentive fee	—	—	—	184,642

Total Expenses	7,401,889	8,915,045	14,869,117	19,439,484

NET INVESTMENT LOSS	(7,307,234)	(8,816,639)	(14,733,093)	(19,210,070)

TRADING RESULTS
Trading profit (loss):
Realized	7,773,225	(30,108,657)	3,616,170	(20,209,084)
Net change in unrealized	(19,262,527)	913,077	(9,758,021)	(13,255,819)

Total Trading Results	(11,489,302)	(29,195,580)	(6,141,851)	(33,464,903)

NET LOSS	(18,796,536)	(38,012,219)	(20,874,944)	(52,674,973)

NET LOSS ALLOCATION

Limited Partners	(18,605,208)	(37,628,871)	(20,665,846)	(52,144,169)
General Partner	(191,328)	(383,348)	(209,098)	(530,804)

NET LOSS PER UNIT *

Limited Partners	(1.06)	(1.89)	(1.16)	(2.51)
General Partner	(1.06)	(1.89)	(1.16)	(2.51)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	17,830,541.695	20,142,479.594	18,112,687.671	21,009,525.203

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	18,553,669.110	376,999,886	3,828,384	380,828,270

Net Loss	–	(20,665,846)	(209,098)	(20,874,944)

Redemptions	(1,105,827.832)	(21,783,662)	(183,429)	(21,967,091)

Partners’ Capital,
June 30, 2010	17,447,841.278	334,550,378	3,435,857	337,986,235

Partners’ Capital,
December 31, 2008	22,887,475.481	515,570,112	5,239,435	520,809,547

Net Loss	–	(52,144,169)	(530,804)	(52,674,973)

Redemptions	(3,187,838.358)	(69,478,887)	(658,542)	(70,137,429)

Partners’ Capital,
June 30, 2009	19,699,637.123	393,947,056	4,050,089	397,997,145

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(20,874,944)	(52,674,973)
Noncash item included in net loss:
Net change in unrealized	9,758,021	13,255,819

(Increase) decrease in operating assets:
Restricted cash	5,580,722	(10,868,891)
Net premiums paid for options purchased	152,278	4,713
Interest receivable (MSSB)	(14,231)	(21,930)

Increase (decrease) in operating liabilities:
Accrued brokerage fees (MS&Co.)	(235,700)	(582,202)
Accrued management fees	44,287	(220,774)
Net premiums received from options written	16,810	(37,234)
Accrued incentive fee	–	(691,074)

Net cash used for operating activities	(5,572,757)	(51,836,546)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(21,503,510)	(88,608,767)

Net cash used for financing activities	(21,503,510)	(88,608,767)

Net decrease in unrestricted cash	(27,076,267)	(140,445,313)

Unrestricted cash at beginning of period	337,112,125	517,758,117

Unrestricted cash at end of period	310,035,858	377,312,804

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
June 30, 2010 Partnership Partners’ Capital: $337,986,235

Commodity	(4,837,950)	(1.43)	(1,303,147)	(0.39)	(6,141,097)
Equity	(2,390,092)	(0.71)	339,357	0.10	(2,050,735)
Foreign currency	(933,351)	(0.27)	(2,062,254)	(0.61)	(2,995,605)
Interest rate	9,028,237	2.67	(88,727)	(0.03)	8,939,510

Grand Total:	866,844	0.26	(3,114,771)	(0.93)	(2,247,927)

Unrealized Currency Gain				0.95	3,195,563

Total Net Unrealized Gain on Open Contracts					947,636
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	15,175	–
Options purchased on Forward Contracts	36,665	0.01
Options written on Futures Contracts	(30,425)	(0.01)
Options written on Forward Contracts	(70,311)	(0.02)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009 Partnership Partners’ Capital: $380,828,270

Commodity	6,940,685	1.82	177,727	0.04	7,118,412
Equity	5,093,096	1.34	(4,468)	–	5,088,628
Foreign currency	(2,142,450)	(0.56)	152,960	0.04	(1,989,490)
Interest rate	(2,917,670)	(0.77)	(7,311)	–	(2,924,981)

Grand Total:	6,973,661	1.83	318,908	0.08	7,292,569

Unrealized Currency Gain				0.89	3,403,102

Total Net Unrealized Gain on Open Contracts					10,695,671
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	2,023	–
Options purchased on Forward Contracts	183,374	0.05
Options written on Futures Contracts	(4,633)	–
Options written on Forward Contracts	(50,586)	(0.01)

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Demeter Management LLC (“Demeter”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”) as of May 1, 2010.  The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP").   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).  Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company Inc., Chesapeake Capital Corporation (“Chesapeake”), John W. Henry & Company Inc., Winton Capital Management Limited, Aspect Capital Limited, and Rotella Capital Management, Inc. (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co., MSIP, and MSSB in futures, forward and options trading accounts to meet margin requirements as needed.  MSSB pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB will retain any interest earned in excess of the interest paid by the MSSB to the Partnership.  The Partnership pays brokerage fees to MS&Co.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts.
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

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2006 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1)	a) One or more underlyings and b) notional amounts or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2010	2,799,582	(1,851,946)	947,636	Sep. 2013	Sep. 2010
Dec. 31, 2009	11,576,454	(880,783)	10,695,671	Mar. 2013	Mar. 2010

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $346,014,119 and $387,447,980 at June 30, 2010, and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

 MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of June 30, 2010 and December 31, 2009, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for six months (absolute quantity)
	$	$	$	$	$
Commodity	1,677,911	(6,515,861)	535,601	(1,838,748)	(6,141,097)	4,390
Equity	–	(2,390,092)	339,357	–	(2,050,735)	2,680
Foreign currency	557,061	(1,490,412)	1,098,121	(3,160,375)	(2,995,605)	9,188
Interest rate	9,103,285	(75,048)	–	(88,727)	8,939,510	9,910
Total	11,338,257	(10,471,413)	1,973,079	(5,087,850)	(2,247,927)

Unrealized currency gain					3,195,563
Total net unrealized gain on open contracts					947,636

		Average number of
		contracts outstanding
	Fair	for six months
	Value	(absolute quantity)
Option Contracts	$
Options purchased	51,840	12
Options written	(100,736)	12

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	9,706,779	(2,766,094)	405,015	(227,288)	7,118,412	3,562
Equity	5,129,900	(36,804)	–	(4,468)	5,088,628	2,350
Foreign currency	526,121	(2,668,571)	1,040,532	(887,572)	(1,989,490)	4,883
Interest rate	376,281	(3,293,951)	242,196	(249,507)	(2,924,981)	6,744
Total	15,739,081	(8,765,420)	1,687,743	(1,368,835)	7,292,569

Unrealized currency gain					3,403,102
Total net unrealized gain on open contracts					10,695,671

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
	Fair	for the year
	Value	(absolute quantity)
Option Contracts	$
Options purchased	185,397	7
Options written	(55,219)	7

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2010, included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Type of Instrument	$	$

Commodity	(18,791,928)	(23,702,323)
Equity	(17,792,559)	(18,191,198)
Foreign currency	(500,122)	1,572,649
Interest rate	25,538,243	34,386,560
Unrealized currency gain (loss)	57,064	(207,539)
Total	(11,489,302)	(6,141,851)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2010:
	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Trading Results	$	$

Realized	7,773,225	3,616,170
Net change in unrealized	(19,262,527)	(9,758,021)

Total Trading Results	(11,489,302)	(6,141,851)

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009, included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Type of Instrument	$	$

Commodity	(4,376,517)	(5,088,957)
Equity	(3,765,275)	(2,461,837)
Foreign currency	(8,213,385)	(10,960,949)
Interest rate	(12,252,612)	(14,452,144)
Unrealized currency loss	(587,791)	(501,016)
Total	(29,195,580)	(33,464,903)

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2009:
	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Trading Results	$	$

Realized	(30,108,657)	(20,209,084)
Net change in unrealized	913,077	(13,255,819)

Total Trading Results	(29,195,580)	(33,464,903)

6.  Fair Value Measurements and Disclosures
Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	2,799,582	—	n/a	2,799,582
Net unrealized loss on forward contracts	—	(1,851,946)	n/a	(1,851,946)
Options purchased	15,175	36,665	n/a	51,840

Liabilities
Options written	(30,425)	(70,311)	n/a	(100,736)

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	11,576,454	—	n/a	11,576,454
Net unrealized loss on forward contracts	—	(880,783)	n/a	(880,783)
Options purchased	2,023	183,374	n/a	185,397

Liabilities
Options written	(4,633)	(50,586)	n/a	(55,219)

7.  Other Pronouncements
(a) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued accounting guidance to establish the FASB Codification.  ASC established the exclusive authoritative reference for accounting principles generally accepted in the United States of America

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(“U.S. GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

 (b)  Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It is effective for the interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on the Partnership’s financial statements.

(c)  Financial Instruments

In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  This guidance is effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events - Amendments to Certain Recognition and Disclosures Requirements which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of subsequent events effective July 12, 2010, July 28, 2010, and August 1, 2010 is disclosed in the Subsequent Events section on Page 23.

(e)  Improving Disclosures about Fair Value Measurements
In January 2010, the FASB issued guidance, which, among other things, amends fair value measurements and disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(f)  Consolidation of Variable Interest Entities
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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

9.  Subsequent Events
Effective August 1, 2010, Chesapeake has agreed to reduce temporarily the management fee it receives from the Partnership from an annual rate of 2% of adjusted net assets to an annual rate of 1% of adjusted net assets.  This partial waiver of the management fee will remain in effect until Demeter and Chesapeake determine otherwise.

On July 28, 2010, the Partnership received a settlement award payment in the amount of $164,828 from the Natural Gas Commodity Litigation Settlement Administrator.  This settlement represents the Partnership’s portion of the 2006 Net Settlement Fund and the 2007 Net Settlement Fund.  The proceeds from settlement was accounted for in the period it was received for the benefit of the partners in the Partnership.

Effective July 12, 2010, Chesapeake, one of the Trading Advisors to the Partnership, in consultation with Demeter, has agreed to reduce temporarily the overall leverage of the Partnership’s assets traded pursuant to Chesapeake’s Diversified 2XL Program (the “Program”) from 75% of the customary leverage utilized by the Program, to 50% of the customary leverage utilized by the Program, a reduction of 33.33%.  This reduction in leverage was in response to the current market volatility and the adverse performance experienced by Chesapeake thus far during 2010.  Chesapeake, in further consultation with Demeter, will determine if, and at what time, the Partnership’s leverage may be readjusted.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 23 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open unrealized contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Six Months Ended June 30, 2010
The Partnership recorded total trading results including interest income totaling $(11,394,647) and expenses totaling $7,401,889, resulting in a net loss of $18,796,536 for the three months ended June 30, 2010.  The Partnership’s net asset value per Unit decreased from $20.43 at March 31, 2010 to $19.37 at June 30, 2010.

The most significant trading losses of approximately 4.9% were incurred in the global stock index sector during May and June from long positions in U.S., European, and Pacific Rim equity index futures as prices reversed lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Prices also fell due to concerns over weakening growth in China and a slump in U.S. consumer confidence.  Within the energy sector, losses of approximately 2.8% were recorded during May from long futures positions in crude oil and its related products as prices declined on continued worries that Europe’s aforementioned debt troubles might slow down the global economic recovery and thereby weaken energy demand. Elsewhere, short positions in natural gas futures resulted in losses as prices reversed higher during the first half of May after a U.S. government report showed that stockpiles grew less than forecast. During June, additional losses were incurred from short futures positions in crude oil and its related products, as well as in natural gas, as prices reversed higher following news that crude inventories dropped the most in six months and on speculation that the first tropical storm of the hurricane season may form and disrupt production in the Gulf of Mexico.  Losses of approximately 1.5% were experienced in the metals complex during May and June from long positions in copper, aluminum, nickel, and zinc futures as prices were pressured lower on concern that demand for base metals might be slipping after reports signaled a deteriorating economic outlook in China and the U.S., the world’s top base metals consumers.  Within the agricultural complex, losses of approximately 1.0% were incurred during May from long futures positions in live cattle and lean hogs as prices declined amid speculation that demand might dwindle as prospects for global economic growth diminish. Meanwhile, short futures positions in wheat and corn resulted in losses as prices rose during April and June amid supply concerns after wet weather disrupted harvesting in the U.S. Midwest and Great Plains.  Smaller losses of approximately 0.2% were incurred within the currency sector, primarily during May, from long positions in the Australian dollar, Canadian dollar, New Zealand dollar, and Mexican peso versus the U.S. dollar as the value of these currencies reversed lower against the U.S. currency after reports of political discord in Europe reignited worries about the stability of the region’s economy, thus reducing demand for higher-yielding assets.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 7.3% in the global fixed-income sector from long positions in U.S., European, and Japanese fixed-income futures as prices trended higher throughout the quarter due to increased “safe haven” demand as investors remained concerned about the stability of the economic recovery. Prices also rose as the European Central Bank left interest rates at a record low after Europe’s sovereign debt crisis forced it to start buying government bonds.

The Partnership recorded total trading results including interest income totaling $(6,005,827) and expenses totaling $14,869,117, resulting in a net loss of $20,874,944 for the six months ended June 30, 2010.  The partnership’s net asset value per Unit decreased from $20.53 at December 31, 2009, to $19.37 at June 30, 2010.

The most significant trading losses of approximately 4.9% were recorded in the global stock index sector during January from long positions in European, U.S., and Pacific Rim equity index futures as prices moved lower amid disappointing U.S. corporate earnings reports. Further losses were experienced during May and

June from long positions in U.S., European, and Pacific Rim equity index futures as prices reversed lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Prices also fell due to concerns over weakening growth in China and a slump in U.S. consumer confidence.  Within the energy sector, losses of approximately 2.7% were incurred primarily during May from long futures positions in crude oil and its related products as prices declined on continued worries that Europe’s aforementioned debt troubles might slow down the global economic recovery and thereby weaken energy demand. During June, newly established short futures positions in crude oil and its related products resulted in losses as prices reversed higher following news that crude inventories dropped the most in six months.  Within the agricultural complex, losses of approximately 2.6% were recorded primarily during February and March from long futures positions in sugar as prices dropped amid easing supply concerns following news that production might rise in Brazil, India, and Thailand, three of the world’s largest sugar producers.  Elsewhere long futures positions in the soybean complex resulted in losses as prices fell during January after rains improved crop yields in Brazil and Argentina, two of the world’s biggest growers and exporters of soybeans. Lastly, long futures positions in live cattle resulted in losses as prices declined during May amid speculation that demand might dwindle as prospects for global economic growth diminish.  Losses of approximately 1.1% were recorded in the metals sector, primarily during May and June, from long positions in zinc, copper, and aluminum futures as prices were pressured lower on concern that demand for base metals might be slipping after reports signaled a deteriorating economic outlook in China and the U.S., the world’s top base metals consumers.  A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 9.9% in the global fixed-income sector from long positions in U.S., European, and Japanese fixed-income futures as prices trended higher throughout a majority of the first half of the year due to increased “safe haven” demand as investors remained concerned about the stability of the economic recovery.  Smaller gains of 0.4% were achieved in the currency sector, primarily during February, April, and May, from short positions in the euro versus the U.S. dollar as the value of the U.S. dollar moved higher against the euro after investors sought the U.S. dollar as a “safe haven” currency amid a deteriorating global economic outlook.  Furthermore, the value of the euro declined versus the U.S. currency amid concern Greece might struggle to raise further funds, thereby reducing demand for European currency assets.

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results including interest income totaling $(29,097,174) and expenses totaling $8,915,045, resulting in a net loss of $38,012,219 for the three months ended June 30, 2009.  The Partnership’s net asset value per Unit decreased from $22.07 at March 31, 2009, to $20.20 at June 30, 2009.

The most significant trading losses of approximately 2.9% were incurred in the global fixed-income sector throughout a majority of the quarter from long positions in U.S., European, and Australian fixed income futures as prices reversed lower after a pledge from Group of 20 (“G-20”) leaders to support the global economy sapped demand for the “safe haven” of government bonds.  Prices continued to decline amid rising investor confidence due to better-than-expected economic data.  Within the currency sector, losses of approximately 1.8% were recorded primarily during April and May from short positions in the British pound, Canadian dollar, euro, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during the first half of the quarter after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Additional losses were recorded during June from long positions in the British pound, Canadian dollar, euro, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that U.S. payrolls fell less than expected in May.  Losses of approximately 0.9% were experienced in the global stock index sector primarily during April from short futures positions in U.S. and European equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.  Within the metals sector, losses of approximately 0.8% were incurred throughout the quarter from short positions in aluminum and nickel futures as prices moved higher due to sentiment that efforts by the Chinese government to revive the nation’s economy might boost demand for base metals. Elsewhere in the metals complex, long positions in gold and silver futures resulted in losses as prices reversed lower in April and June due to a sharp rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment.  Smaller losses of approximately 0.6% were incurred within the energy markets primarily during May from short futures positions in crude oil and its related products as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 0.3% in the agricultural complex from short positions in lean hog futures as prices fell throughout the quarter on speculation that demand for U.S. pork products might remain sluggish amid ongoing swine flu concerns.  Additional gains were experienced, primarily during April and May, from long positions in soybean meal futures as prices increased on speculation of increased demand from China.  Furthermore, gains were achieved from long positions in sugar futures as prices moved higher on expectations of a drop in global production.

The Partnership recorded total trading results including interest income totaling $(33,235,489) and expenses totaling $19,439,484, resulting in a net loss of $52,674,973 for the six months ended June 30, 2009. The

Partnership’s net asset value per Unit decreased from $22.76 at December 31, 2008, to $20.20 at June 30, 2009.

The most significant losses of approximately 3.3% were recorded in the global interest rate sector during January from long positions in U.S., European, and Australian fixed-income futures as prices declined following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  Additional losses were incurred during April and June from long positions in U.S., European, and Australian fixed-income futures as prices moved lower after a pledge from G-20 leaders to support the global economy reduced demand for the relative “safety” of government bonds.  Within the currency sector, losses of approximately 2.4% were incurred during January from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased. Elsewhere, losses were recorded during January from long positions in the euro versus the U.S. dollar as the value of the euro moved lower against the U.S. dollar on expectations that the European Central Bank would cut interest rates amid signs of economic slowing in the Euro-Zone.  Further losses were recorded during April and May from short positions in the British pound, Canadian dollar, euro, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Additional losses were incurred during June from long positions in the British pound, Canadian dollar, euro, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that U.S. payrolls fell less than expected in May.  Within the metals complex, losses of approximately 1.1% were recorded throughout a majority of the first half of the year from short futures positions in copper and aluminum as prices reversed higher on speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals. Meanwhile, long positions in gold futures resulted in losses as prices reversed lower during March, April, and June amid a rebound in the global equity markets.  Losses of approximately 0.7% were recorded in the global stock index sector, primarily during March and April, from short futures positions in U.S. and European equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.  Smaller losses of approximately 0.4% were incurred within the energy markets primarily during March and May from short futures positions in crude oil and its related products as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy.  A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 0.3% in the agricultural complex from short positions in lean hog futures as prices fell throughout the second quarter on speculation that demand for U.S. pork products might remain sluggish amid ongoing swine flu concerns.  Additional gains were experienced, primarily during April and May, from long positions in soybean meal futures as prices increased on speculation of increased demand from China.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2010 and 2009.  At June 30, 2010 and 2009, the Partnership’s total capitalization was approximately $338 million and $398 million, respectively.

Primary Market	June 30, 2010	June 30, 2009
Risk Category	Value at Risk	Value at Risk

Interest Rate	(1.36)%	(0.34)%

Equity	(0.74)	(0.18)

Currency	(0.42)	(0.50)

Commodity	(0.78)	(0.38)

Aggregate Value at Risk	(1.55)%	(0.63)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and July 1, 2008 through June 30, 2009, respectively.

June 30, 2010
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.36)%	(0.60)%	(0.90)%
Equity	(3.04)	(0.74)	(2.24)
Currency	(0.88)	(0.42)	(0.71)
Commodity	(2.13)	(0.78)	(1.46)
Aggregate Value at Risk	(5.03)%	(1.55)%	(3.49)%

June 30, 2009
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.47)%	(0.26)%	(0.36)%
Equity	(0.71)	(0.05)	(0.30)
Currency	(0.71)	(0.20)	(0.41)
Commodity	(1.28)	(0.22)	(0.53)
Aggregate Value at Risk	(1.54)%	(0.56)%	(0.88)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at June 30, 2010 and 2009, and for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and from July 1, 2008 through June 30, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2010, such amount was equal to approximately 91% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.  The second largest market exposure of the Partnership at June 30, 2010, was to the global interest rate sector.  Exposure was primarily spread across the European, U.S., Japanese, Canadian, and Australian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries’ interest rates.  The G-7 countries consist of France, the U.S., the United

Kingdom, Germany, Japan, Italy, and Canada.  However, the Partnership also takes futures positions in the government debt of smaller countries – e.g., Australia.  Demeter anticipates that G-7 countries’ interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity.  At June 30, 2010, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly–based indices.  At June 30, 2010, the Partnership’s primary exposures were to the DAX (Germany), AEX (The Netherlands), NASDAQ 100 (U.S.), and Canadian S&P 60 (Canada) stock indices.  The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, Asian, North American, and Australian stock indices.  Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, potentially resulting in numerous small losses.

Currency.  At June 30, 2010, the Partnership had market exposure to the currency sector. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At June 30, 2010, the Partnership’s major exposures were to the euro, Australian dollar, Canadian dollar, Japanese yen, Norwegian krone, Swedish krona, British pound, Swiss franc, and New Zealand dollar currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals.  The largest market exposure of the Partnership at June 30, 2010, was to the soft commodities and agricultural sector.  Most of the exposure was to the wheat, corn, coffee, lean hogs, cocoa, live cattle, soybean meal, soybean oil, and cotton markets.  Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.  The third largest market exposure of the Partnership at June 30, 2010, was to the metals sector.  The Partnership’s metals exposure was to fluctuations in the price of precious metals, such as gold, silver, and platinum, as well as base metals, such as nickel, zinc, aluminum, lead, and copper.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Energy.  At June 30, 2010, the Partnership had market exposure to the energy sector.  The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.  Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at June 30, 2010, were in euros, Canadian dollars, Australian dollars, British pounds, Hong Kong dollars, South African rands, Swiss francs, Swedish kronor, Japanese yen, Hungarian forint, Singapore dollars, New Zealand dollars, and Norwegian kroner.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2010.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

August 12, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.