Form 10-Q
period 2010-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2010-11-12
CIK 925306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 or

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
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

522 Fifth Avenue, 13th Floor, New York, NY 10036
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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2010 and 2009	4

	Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009	5

	Notes to Financial Statements	6-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-47

Item 4.	Controls and Procedures	47-48

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	49

Item 6.	Exhibits	49

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS	$	$
Trading Equity:
Unrestricted cash	296,106,661	337,112,125
Restricted cash	24,886,767	38,759,401

Total cash	320,993,428	375,871,526

Net unrealized gain on open contracts (MS&Co.)	19,943,950	8,183,798
Net unrealized gain on open contracts (MSIP)	1,193,256	2,511,873

Total net unrealized gain on open contracts	21,137,206	10,695,671

Options purchased (premiums paid $54,519 and $192,906, respectively)	58,185	185,397

Total Trading Equity	342,188,819	386,752,594

Interest receivable (MSSB)	24,382	5,334

Total Assets	342,213,201	386,757,928

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	3,968,167	3,332,464
Accrued brokerage fees (MS&Co.)	1,666,440	1,955,857
Accrued management fees	580,477	586,118
Options written (premiums received $80,497 and $67,908, respectively)	67,002	55,219

Total Liabilities	6,282,086	5,929,658

Partners’ Capital

Limited Partners (16,682,282.114 and 18,367,153.109 Units, respectively)	332,555,501	376,999,886
General Partner (169,334.001 and 186,516.001 Units, respectively)	3,375,614	3,828,384

Total Partners’ Capital	335,931,115	380,828,270

Total Liabilities and Partners’ Capital	342,213,201	386,757,928

NET ASSET VALUE PER UNIT	19.93	20.53

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	94,582	94,757	230,606	324,171

EXPENSES
Brokerage fees (MS&Co.)	4,969,632	5,879,163	15,854,822	19,947,992
Management fees	1,822,717	2,170,345	5,806,644	7,356,358
Incentive fee	–	–	–	184,642

Total Expenses	6,792,349	8,049,508	21,661,466	27,488,992

Management fees waived	(64,111)	–	(64,111)	–

Net Expenses	6,728,238	8,049,508	21,597,355	27,488,992

NET INVESTMENT LOSS	(6,633,656)	(7,954,751)	(21,366,749)	(27,164,821)

TRADING RESULTS
Trading profit (loss):
Realized	(4,228,320)	667,978	(612,150)	(19,541,106)
Net change in unrealized	20,211,537	18,059,240	10,453,516	4,803,421
	15,983,217	18,727,218	9,841,366	(14,737,685)
Proceeds from Litigation Settlement	164,828	––	164,828	––

Total Trading Results	16,148,045	18,727,218	10,006,194	(14,737,685)

NET INCOME (LOSS)	9,514,389	10,772,467	(11,360,555)	(41,902,506)

NET INCOME (LOSS) ALLOCATION

Limited Partners	9,419,280	10,663,248	(11,246,566)	(41,480,921)
General Partner	95,109	109,219	(113,989)	(421,585)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.56	0.56	(0.60)	(2.05)
General Partner	0.56	0.56	(0.60)	(2.05)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	17,253,985.732	19,355,209.594	17,823,308.263	20,478,787.768

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	18,553,669.110	376,999,886	3,828,384	380,828,270

Net Loss	–	(11,246,566)	(113,989)	(11,360,555)

Redemptions	(1,702,052.995)	(33,197,819)	(338,781)	(33,536,600)

Partners’ Capital,
September 30, 2010	16,851,616.115	332,555,501	3,375,614	335,931,115

Partners’ Capital,
December 31, 2008	22,887,475.481	515,570,112	5,239,435	520,809,547

Net Loss	–	(41,480,921)	(421,585)	(41,902,506)

Redemptions	(3,871,914.840)	(83,190,089)	(848,601)	(84,038,690)

Partners’ Capital,
September 30, 2009	19,015,560.641	390,899,102	3,969,249	394,868,351

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Loss	Percentage of Net Assets	Net Unrealized Gain
	$	%	$	%	$
September 30, 2010 Partnership Partners’ Capital: $335,931,115

Commodity	9,118,226	2.71	(598,255)	(0.18)	8,519,971
Equity	1,190,257	0.36	(153,318)	(0.04)	1,036,939
Foreign currency	5,302,934	1.58	(642,463)	(0.19)	4,660,471
Interest rate	3,838,848	1.14	(23,167)	(0.01)	3,815,681
Grand Total:	19,450,265	5.79	(1,417,203)	(0.42)	18,033,062

Unrealized Currency Gain				0.92	3,104,144

Total Net Unrealized Gain on Open Contracts					21,137,206
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	3,153	–
Options purchased on Forward Contracts	55,032	(0.02)
Options written on Futures Contracts	(6,560)	–
Options written on Forward Contracts	(60,442)	(0.02)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009 Partnership Partners’ Capital: $380,828,270

Commodity	6,940,685	1.82	177,727	0.04	7,118,412
Equity	5,093,096	1.34	(4,468)	–	5,088,628
Foreign currency	(2,142,450)	(0.56)	152,960	0.04	(1,989,490)
Interest rate	(2,917,670)	(0.77)	(7,311)	–	(2,924,981)
Grand Total:	6,973,661	1.83	318,908	0.08	7,292,569

Unrealized Currency Gain				0.89	3,403,102

Total Net Unrealized Gain on Open Contracts					10,695,671
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	2,023	–
Options purchased on Forward Contracts	183,374	0.05
Options written on Futures Contracts	(4,633)	–
Options written on Forward Contracts	(50,586)	(0.01)

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

For the period from August 1, 2010 through September 30, 2010, Chesapeake agreed to reduce temporarily the management fee it receives from the Partnership from an annual rate of 2% of net assets as of the first day of the month, to an annual rate of 1% of net assets as of the first day of the month.  This partial waiver of the management fee was in effect until October 1, 2010.  See Subsequent Event Note on page 23 for more information on the management fee waiver.

-  7 -

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

For the period from July 12, 2010 through September 14, 2010, Chesapeake, one of the Trading Advisors to the Partnership, in consultation with Demeter, agreed to reduce temporarily the overall leverage of the Partnership’s assets traded pursuant to Chesapeake’s Diversified 2XL Program (the “Program”) from 75% of the customary leverage utilized by the Program, to 50% of the customary leverage utilized by the Program.

Effective September 15, 2010, Chesapeake, in consultation with Demeter, had agreed to increase the overall leverage of the Partnership’s assets traded pursuant to the Program from 50% of the customary leverage utilized by the Program to 62.5% of the customary leverage utilized by the Program.  Chesapeake, in further consultation with Demeter, will determine, if, and at what time, the partnership’s leverage may be readjusted.

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

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2010	18,590,239	2,546,967	21,137,206	Dec. 2013	Dec. 2010
Dec. 31, 2009	11,576,454	(880,783)	10,695,671	Mar. 2013	Mar. 2010

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

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $339,583,667 and $387,447,980 at September 30, 2010, and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open

 MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  Derivatives and Hedging
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

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of September 30, 2010 and December 31, 2009, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for nine months (absolute quantity)
	$	$	$	$	$
Commodity	9,929,993	(811,767)	310,630	(908,885)	8,519,971	4,180
Equity	1,669,361	(479,104)	743	(154,061)	1,036,939	2,445
Foreign currency	6,153,098	(850,164)	864,862	(1,507,325)	4,660,471	8,966
Interest rate	4,837,011	(998,163)	13,263	(36,430)	3,815,681	10,101
Total	22,589,463	(3,139,198)	1,189,498	(2,606,701)	18,033,062

Unrealized currency gain					3,104,144
Total net unrealized gain on open contracts					21,137,206

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
	Fair	for nine months
	Value	(absolute quantity)
Option Contracts	$
Options purchased	58,185	12
Options written	(67,002)	12

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	9,706,779	(2,766,094)	405,015	(227,288)	7,118,412	3,562
Equity	5,129,900	(36,804)	–	(4,468)	5,088,628	2,350
Foreign currency	526,121	(2,668,571)	1,040,532	(887,572)	(1,989,490)	4,883
Interest rate	376,281	(3,293,951)	242,196	(249,507)	(2,924,981)	6,744
Total	15,739,081	(8,765,420)	1,687,743	(1,368,835)	7,292,569

Unrealized currency gain					3,403,102
Total net unrealized gain on open contracts					10,695,671

		Average number of
		contracts outstanding
	Fair	for the year
	Value	(absolute quantity)
Option Contracts	$
Options purchased	185,397	7
Options written	(55,219)	7

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2010, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Commodity	1,374,669	(22,327,654)
Equity	347,407	(17,843,791)
Foreign currency	2,237,317	3,809,966
Interest rate	12,115,242	46,501,803
Unrealized currency loss	(91,418)	(298,958)
Proceeds from Litigation Settlement	164,828	164,828
Total	16,148,045	10,006,194

Line Items on the Statements of Operations for the Three and Nine Months Ended September 30, 2010:
	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Trading Results	$	$

Realized	(4,228,320)	(612,150)
Net change in unrealized	20,211,537	10,453,516
Proceeds from Litigation Settlement	164,828	164,828
Total Trading Results	16,148,045	10,006,194

The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2009, included in Total Trading Results:

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

September 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	18,590,239	–	n/a	18,590,239
Net unrealized gain on forward contracts	–	2,546,967	n/a	2,546,967
Options purchased	3,153	55,032	n/a	58,185

Liabilities
Options written	(6,560)	(60,442)	n/a	(67,002)

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	11,576,454	—	n/a	11,576,454
Net unrealized loss on forward contracts	—	(880,783)	n/a	(880,783)
Options purchased	2,023	183,374	n/a	185,397

Liabilities
Options written	(4,633)	(50,586)	n/a	(55,219)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  This guidance is effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

 (d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events - Amendments to Certain Recognition and Disclosures Requirements which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent events effective October 1, October 12, November 1, and on or about December 1, 2010 is disclosed in the Subsequent Event section on page 23 and 24.

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

(g)  Statement of Cash Flows
The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

9.  Subsequent Event
Effective October 1, 2010 to October 31, 2010, Chesapeake’s management fee was increased from an annual rate of 1% of net assets as of the first day of the month, to an annual rate of 1.5% of net assets as of the first day of the month.

Effective October 12, 2010, Chesapeake, in consultation with Demeter, has agreed to increase the overall leverage of the Partnership’s assets traded pursuant to the Program from 62.5% of the customary leverage utilized by the Program to 75% of the customary leverage utilized by the Program.  Chesapeake, in further consultation with Demeter, will determine if, and at what time, the Partnership’s leverage may be readjusted.

Effective November 1, 2010, Chesapeake’s management fee was increased from an annual rate of 1.5% of net assets as of the first day of the month, to an annual rate of 2% of net assets as of the first day of the month.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

In 2009, Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of MS&Co., including Demeter, and the Smith Barney division of Citigroup Global Markets Inc.  into a new joint venture, MSSBH.  Since their contribution to the joint venture, Demeter and Ceres Managed Futures LLC (“Ceres”), the commodity pool operator for various legacy Citigroup Inc. sponsored commodity pools, have worked closely together to align the operations and management of the commodity pools they oversee.

As a result, MSSBH, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of the limited partners and believes that this combination will achieve the intended benefits of the joint venture.  Ceres will continue to be wholly owned by MSSBH.  The targeted effective date of the combination is on or about December 1, 2010.  Refer to the 8-K filed on September 14, 2010, for additional information.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity.  The Partnership deposits its assets with MSSB as non-clearing commodity broker and MS&Co. and MSIP as clearing commodity brokers in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 24 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open unrealized contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Nine Months Ended September 30, 2010
The Partnership recorded total trading results including interest income totaling $16,242,627 and net expenses totaling $6,728,238, resulting in net income of $9,514,389 for the three months ended September 30, 2010.  The Partnership’s net asset value per Unit increased from $19.37 at June 30, 2010 to $19.93 at September 30, 2010.

The most significant trading gains of approximately 3.7% were achieved within the global interest rate sector, primarily during July and August. In July, gains were experienced from long positions in U.S. fixed-income futures as prices moved higher after the U.S. Federal Reserve’s Beige Book indicated stalled or slower U.S. economic growth, thereby boosting demand for the relative “safety” of government debt. Gains were achieved during August from long positions in European, U.S., and Australian fixed-income futures as prices climbed higher due to concern that European governments might struggle to repay their debt, while reports added to evidence that Chinese economic growth might be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economic recovery. Within the metals markets, gains of approximately 1.2% were experienced primarily during September from long futures positions in gold and silver as prices rose amid increased demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. Additional gains were recorded from long futures positions in copper, nickel, and aluminum as prices moved higher after industrial output beat analyst estimates in China, the world’s biggest base metals user. Within the currency sector, gains of approximately 0.5% were achieved primarily during September from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia may raise interest rates in October. Further gains were achieved from long positions in the Singapore dollar, Swedish krona, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency. Smaller gains of approximately 0.1% were experienced within the agricultural complex, primarily during September, due to long futures positions in the soybean complex as prices rose amid concern that reduced rains in Brazil and Argentina might diminish crop yields. Within the global stock index markets, gains of approximately 0.1% were achieved primarily during September from long positions in U.S., Hong Kong, and Taiwan equity index futures as prices rose after higher-than-estimated U.S. wholesale inventories and China’s better-than-expected industrial production data raised confidence in the global economic recovery.

The Partnership recorded total trading results including interest income totaling $10,236,800 and net expenses totaling $21,597,355, resulting in a net loss of $11,360,555 for the nine months ended September 30, 2010.  The Partnership’s net asset value per Unit decreased from $20.53 at December 31, 2009, to $19.93 at September 30, 2010.

The  most significant losses of approximately 4.8% were incurred within the global stock index markets, primarily during January, from long positions in European, U.S., and Pacific Rim equity index futures as prices moved lower amid disappointing U.S. corporate earnings reports. Further losses were experienced during May and June from long positions in U.S., European, and Pacific Rim equity index futures as prices reversed lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Within the energy sector, losses of approximately 3.6% were incurred primarily during January from long futures positions in crude oil and its related products as prices declined amid reports of increased U.S. inventories, as well as on speculation that China’s economic activity and energy demand might ease. Further losses were recorded during May from long futures positions in crude oil and its related products as prices declined on continued worries that Europe’s sovereign debt troubles might slow down the global economic recovery and thereby weaken energy demand. Within the agricultural complex, losses of approximately 2.5% were recorded primarily during February and March from long futures positions in sugar as prices dropped amid easing supply concerns following news that production might rise in Brazil, India, and Thailand, three of the world’s largest sugar producers. During July, short futures positions in wheat and corn resulted in losses as prices moved sharply higher on supply concerns after wet weather disrupted harvesting in the U.S. Midwest and Great Plains. Wheat and corn prices were also pressured higher towards the end of July amid worries that droughts in Russia and other parts of Europe might diminish global supplies. A portion of the Partnership’s losses during the first nine months of the year was offset by gains of approximately 13.9% achieved within the global fixed-income sector from long positions in European, U.S., and Japanese fixed-income futures. In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments may struggle to repay their debt and Chinese economic growth might be slowing. Within the currency markets, gains of approximately 0.9% were recorded primarily during February, April, and May from short positions in the euro versus the U.S. dollar as the value of the U.S. dollar moved higher against the euro after investors sought the U.S. dollar as a “safe haven” currency amid a deteriorating global economic outlook. Furthermore, the value of the euro declined versus the U.S. currency amid concern that Greece might struggle to raise further funds, thereby reducing demand for European currency assets. Additional gains were experienced during September due to long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia might raise interest rates in October.

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

The most significant trading losses of approximately 2.7% were incurred in the global interest rate sector during January from long positions in U.S., European, and Australian fixed-income futures as prices declined following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  Additional losses were incurred during April and June from long positions in U.S., European, and Australian fixed-income futures as prices moved lower after a pledge from G-20 leaders to support the global economy reduced demand for the relative “safety” of government bonds.  Within the energy sector, losses of approximately 1.4% were recorded primarily during March, May, and July from short futures positions in crude oil and its related products as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand.  During August, newly established long futures positions in crude oil and its related products recorded additional losses as prices reversed lower due to above-average U.S. stockpiles.  Additional losses of approximately 1.2% were experienced in the currency sector during January from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased.  Further losses were recorded during April and May from short positions in the British pound, Canadian dollar, Japanese yen, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies after a government report showed U.S. employers report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Additional losses were incurred during June from long positions in the British pound, Canadian dollar, Swiss franc, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that U.S. payrolls fell less than expected in May.  Long positions in the Canadian dollar and Japanese yen versus the U.S. dollar resulted in further losses during August as the value of the U.S. dollar was supported higher against these currencies after reports revealed a rise in U.S. durable goods orders and news that U.S. new home sales reached a four-and-a-half year high in July.  Smaller losses of approximately 0.4% were incurred in the metals complex throughout a majority of the first half of the year from short futures positions in copper and aluminum as prices reversed higher on speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals.  Short positions in aluminum futures resulted in further losses during July as prices moved higher after reports showed an economic expansion in

China during the second quarter of 2009.  A portion of the Partnership’s losses in the first nine months of the year was offset by gains of approximately 2.0% achieved in the agricultural complex throughout a majority of the third quarter from long futures positions in sugar as prices moved sharply higher amid speculation that a global production deficit might continue for two consecutive years, triggered by increasing demand from India, the world’s largest consumer.  Elsewhere in the agricultural complex, gains were experienced from short positions in lean hog futures as prices fell throughout the second quarter on speculation that demand for U.S. pork products might remain sluggish amid ongoing swine flu concerns.  Smaller gains were also recorded from short positions in wheat futures as prices declined during August and September amid favorable weather forecasts in the U.S. Midwest.  Within the global equity index sector, gains of approximately 1.0% were experienced throughout a majority of the third quarter from long positions in European and U.S. equity index futures as prices increased due to positive economic data and increased merger and acquisition activity in the technology sector.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at September 30, 2010 and 2009.  At September 30, 2010 and 2009, the Partnership’s total capitalization was approximately $336 million and $395 million, respectively.

Primary Market	September 30, 2010	September 30, 2009
Risk Category	Value at Risk	Value at Risk

Equity	(2.01)%	(2.19)%

Interest Rate	(1.15)	(0.75)

Currency	(0.98)	(0.88)

Commodity	(1.92)	(0.93)

Aggregate Value at Risk	(3.44)%	(2.78)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and October 1, 2008 through September 30, 2009, respectively.

September 30, 2010
Primary Market Risk Category	High	Low	Average
Equity	(3.04)%	(0.74)%	(2.20)%
Interest Rate	(1.36)	(0.60)	(1.00)
Currency	(0.98)	(0.42)	(0.73)
Commodity	(2.13)	(0.78)	(1.71)
Aggregate Value at Risk	(5.03)%	(1.55)%	(3.65)%

September 30, 2009
Primary Market Risk Category	High	Low	Average
Equity	(2.19)%	(0.05)%	(0.67)%
Interest Rate	(0.75)	(0.34)	(0.49)
Currency	(0.88)	(0.20)	(0.45)
Commodity	(0.93)	(0.22)	(0.44)
Aggregate Value at Risk	(2.78)%	(0.56)%	(1.19)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at September 30, 2010 and 2009, and for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30,

2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of September 30, 2010, such amount was equal to approximately 89% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  The largest market exposure of the Partnership at September 30, 2010, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly–based indices.  At September 30, 2010, the Partnership’s primary exposures were to the FTSE 100 (U.K.), NASDAQ 100 (U.S.), S&P 500 (U.S.), Hang Seng (Hong Kong), S&P 60 (Canada), DAX (Germany), Taiwan (Taiwan), AEX (The Netherlands), OMX 30 (Sweden), Euro Stoxx 50 (Europe), S&P Midcap (U.S.), SPI 200 (Australia), Dow Industrials (U.S.), CAC 40 (France), Russell 2000 (U.S.), Nikkei 225 (Japan), S&P Nifty (India), IBEX 35 (Spain), H-Shares (Hong Kong), and All Share (South Africa) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, North American, and Pacific Rim stock indices.  Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, potentially resulting in numerous small losses.

Interest Rate.  At September 30, 2010, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries – e.g., Australia. Demeter anticipates that G-7 countries’ interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.  At September 30, 2010, the Partnership had market exposure to the currency sector. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2010, the Partnership’s major exposures were to the euro, Czech koruna, Norwegian krone, Polish zloty, Swedish krona, Australian dollar, Canadian dollar, Japanese yen, British pound, and Swiss franc currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals.  The second largest market exposure of the Partnership at September 30, 2010, was to the soft commodities and agricultural sector. Most of the exposure was to the soybeans, corn, wheat, cocoa, sugar, coffee, cotton, live cattle, soybean meal, soybean oil, lean hogs, and rubber markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.  The third largest market exposure of the Partnership at September 30, 2010, was to the metals sector. The Partnership’s metals exposure was to fluctuations in the price of precious metals, such as gold, silver, and platinum, as well as base metals, such as copper, nickel, aluminum, zinc, and lead.

Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Energy.  At September 30, 2010, the Partnership had market exposure to the energy sector. The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at September 30, 2010, were in Australian dollars, Canadian dollars, euros, Japanese yen, British pounds, Swiss francs, South African rand, Singapore dollars, Hong Kong dollars, Turkish lira, Norwegian kroner, Hungarian forint, Czech korunas, New Zealand dollars, and Swedish kronor. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the

President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2010.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 12, 2010	By:
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.