Form 10-Q
period 2011-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2011-08-12
CIK 925306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 or

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

Yes ☒  No ☐

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of June 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2011 and 2010	6

	Notes to Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-40

Item 4.	Controls and Procedures	40-41

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	42

Item 6.	Exhibits	42

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS	$	$
Trading Equity:
Unrestricted cash	268,728,449	309,023,347
Restricted cash	30,229,152	22,476,248

Total cash	298,957,601	331,499,595

Net unrealized gain on open contracts (MS&Co.)	1,656,319	19,487,234
Net unrealized gain (loss) on open contracts (MSIP)	(594,697)	1,107,988

Total net unrealized gain on open contracts	1,061,622	20,595,222

Options purchased (premiums paid $122,381 and $231,217, respectively)	156,294	314,450

Total Trading Equity	300,175,517	352,409,267

Interest receivable (MSSB)	2,861	22,413

Total Assets	300,178,378	352,431,680

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	3,880,182	6,788,911
Accrued brokerage fees (MS&Co.)	1,566,588	1,637,276
Accrued management fees	522,196	602,381
Options written (premiums received $68,545 and $56,970, respectively)	62,276	147,085

Total Liabilities	6,031,242	9,175,653

Partners’ Capital:

Limited Partners (14,639,744.481 and 15,924,830.135 Units, respectively)	291,147,902	339,644,475
General Partner (150,810.001 and 169,334.001 Units, respectively)	2,999,234	3,611,552

Total Partners’ Capital	294,147,136	343,256,027

Total Liabilities and Partners’ Capital	300,178,378	352,431,680

NET ASSET VALUE PER UNIT	19.89	21.33

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(1,662,793)	(0.56)
Equity	1,921,628	0.65
Foreign currency	(429,504)	(0.15)
Interest rate	(449,002)	(0.15)

Total Futures and Forward Contracts Purchased	(619,671)	(0.21)

Futures and Forward Contracts Sold

Commodity	(651,576)	(0.22)
Equity	(229,295)	(0.08)
Foreign currency	20,607	0.01
Interest rate	28,515	0.01

Total Futures and Forward Contracts Sold	(831,749)	(0.28)

Unrealized Currency Gain	2,513,042	0.85

Net fair value	1,061,622	0.36

Options Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Futures Contracts	910	–
Options purchased on Forward Contracts	155,384	0.05
Options written on Futures Contracts	(1,950)	–
Options written on Forward Contracts	(60,326)	(0.02)

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
	$
Options purchased on Futures Contracts	2,775	–
Options purchased on Forward Contracts	311,675	0.09
Options written on Futures Contracts	(5,500)	–
Options written on Forward Contracts	(141,585)	(0.04)

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	14,916	94,655	93,498	136,024

EXPENSES
Brokerage fees (MS&Co.)	4,928,332	5,419,900	10,038,003	10,885,190
Management fees	1,752,180	1,981,989	3,627,157	3,983,927

Total Expenses	6,680,512	7,401,889	13,665,160	14,869,117

NET INVESTMENT LOSS	(6,665,596)	(7,307,234)	(13,571,662)	(14,733,093)

TRADING RESULTS
Trading profit (loss):
Realized	(2,964,594)	7,773,225	11,498,231	3,616,170
Net change in unrealized	(9,119,368)	(19,262,527)	(19,486,536)	(9,758,021)

Total Trading Results	(12,083,962)	(11,489,302)	(7,988,305)	(6,141,851)

NET LOSS	(18,749,558)	(18,796,536)	(21,559,967)	(20,874,944)

NET LOSS ALLOCATION

Limited Partners	(18,567,752)	(18,605,208)	(21,347,619)	(20,665,846)
General Partner	(181,806)	(191,328)	(212,348)	(209,098)

NET LOSS PER UNIT *

Limited Partners	(1.26)	(1.06)	(1.44)	(1.16)
General Partner	(1.26)	(1.06)	(1.44)	(1.16)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	15,308,521.937	17,830,541.695	15,618,028.435	18,112,687.671

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	16,094,164.136	339,644,475	3,611,552	343,256,027

Net Loss	–	(21,347,619)	(212,348)	(21,559,967)

Redemptions	(1,303,609.654)	(27,148,954)	(399,970)	(27,548,924)

Partners’ Capital,
June 30, 2011	14,790,554.482	291,147,902	2,999,234	294,147,136

Partners’ Capital,
December 31, 2009	18,553,669.110	376,999,886	3,828,384	380,828,270

Net Loss	–	(20,665,846)	(209,098)	(20,874,944)

Redemptions	(1,105,827.832)	(21,783,662)	(183,429)	(21,967,091)

Partners’ Capital,
June 30, 2010	17,447,841.278	334,550,378	3,435,857	337,986,235

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company Inc. (“Campbell”), Chesapeake Capital Corporation, John W. Henry & Company Inc. (“JWH”), Winton Capital Management Limited, Aspect Capital Limited, and Rotella Capital Management, Inc. (“Rotella”) (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

Effective June 1, 2011, the monthly management fee payable by the Partnership to Campbell was reduced from a monthly management fee rate equal to 1/12 of 3% (a 3% annual rate) to a monthly management fee equal to 1/12 of 2% (a 2% annual rate).

 MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Changes in the net asset value per Unit for the three and six months ended June 30, 2011 and 2010 were as follows:

                                                                     For the Three                                                                   For the Six
                                                              Months Ended June 30,                                              Months Ended June 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 21.15	$ 20.43	$ 21.33	$ 20.53

Interest Income	– (3)	0.01	0.01	0.01
Expenses	(0.44)	(0.42)	(0.88)	(0.83)
Realized Gain (Loss) (1)	(0.22)	0.44	0.69	0.20
Unrealized Loss	(0.60)	(1.09)	(1.26)	(0.54)
Net Loss	(1.26)	(1.06)	(1.44)	(1.16)

Net asset value, June 30:	$ 19.89	$ 19.37	$ 19.89	$ 19.37

Ratios to average net assets:
Net Investment Loss (2)	(8.4)%	(8.3)%	(8.4)%	(8.4)%
Expenses before Incentive Fees (2)	8.5%	8.5%	8.4%	8.4%
Expenses after Incentive Fees (2)	8.5%	8.5%	8.4%	8.4%
Net Loss (2)	(23.7)%	(21.5)%	(13.3)%	(11.8)%
Total return before incentive fees	(6.0)%	(5.2)%	(6.8)%	(5.7)%
Total return after incentive fees	(6.0)%	(5.2)%	(6.8)%	(5.7)%

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market.  The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest on the underlying assets at a specified price prior to or on a specified expiration date.  The writer of an option is exposed to the risk of loss if the fair value of the Futures Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option).  The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5.  Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2011	1,656,108	(594,486)	1,061,622	Sep. 2014	Sep.2011
Dec. 31, 2010	17,468,280	3,126,942	20,595,222	Mar. 2014	Mar. 2011

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $300,613,709 and $348,967,875 at June 30, 2011, and December 31, 2010, respectively.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exchange-traded forward currency contracts are settled on termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed-upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2011 and December 31, 2010, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$
Commodity	1,564,175	(3,226,968)	340,578	(992,154)	(2,314,369)	2,979
Equity	1,945,577	(23,949)	3,200	(232,495)	1,692,333	2,348
Foreign currency	1,003,626	(1,433,130)	299,788	(279,181)	(408,897)	12,892
Interest rate	1,104,100	(1,553,102)	28,686	(171)	(420,487)	7,216
Total	5,617,478	(6,237,149)	672,252	(1,504,001)	(1,451,420)

Unrealized currency gain					2,513,042
Total net unrealized gain on open contracts					1,061,622

		Average number of
		contracts outstanding
		for the six months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	156,294	10
Options written	(62,276)	9

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	13,124,335	(830,888)	–	(930,820)	11,362,627	4,140
Equity	1,514,410	(545,083)	18,807	(1,925)	986,209	2,558
Foreign currency	5,887,120	(382,618)	1,445,278	(938,552)	6,011,228	9,351
Interest rate	420,990	(234,424)	24	(757,821)	(571,231)	8,977
Total	20,946,855	(1,993,013)	1,464,109	(2,629,118)	17,788,833

Unrealized currency gain					2,806,389
Total net unrealized gain on open contracts					20,595,222

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	314,450	12
Options written	(147,085)	12

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2011 and 2010, respectively.
The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011, included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Type of Instrument	$	$

Commodity	(15,328,170)	(3,016,839)
Equity	(6,402,586)	(7,460,519)
Foreign currency	7,124,940	5,520,718
Interest rate	2,780,330	(2,738,318)
Unrealized currency loss	(258,476)	(293,347)
Total	(12,083,962)	(7,988,305)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011:
	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Trading Results	$	$

Realized	(2,964,594)	11,498,231
Net change in unrealized	(9,119,368)	(19,486,536)
Total Trading Results	(12,083,962)	(7,988,305)

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010, included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Type of Instrument	$	$

Commodity	(18,791,928)	(23,702,323)
Equity	(17,792,559)	(18,191,198)
Foreign currency	(500,122)	1,572,649
Interest rate	25,538,243	34,386,560
Unrealized currency gain (loss)	57,064	(207,539)
Total	(11,489,302)	(6,141,851)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010:
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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

June 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	5,621,745	–	n/a	5,621,745
Forwards	–	667,985	n/a	667,985
Options Purchased	910	155,384	n/a	156,294

Total Assets	5,622,655	823,369	n/a	6,446,024

Liabilities
Futures	6,478,679	–	n/a	6,478,679
Forwards	–	1,262,471	n/a	1,262,471
Options Written	1,950	60,326	n/a	62,276

Total Liabilities	6,480,629	1,322,797	n/a	7,803,426

Unrealized currency gain				2,513,042

*Net fair value	(857,974)	(499,428)	n/a	1,155,640

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	18,274,921	–	n/a	18,274,921
Forwards	–	4,136,044	n/a	4,136,044
Options Purchased	2,774	311,676	n/a	314,450

Total Assets	18,277,695	4,447,720	n/a	22,725,415

Liabilities
Futures	3,613,070	–	n/a	3,613,070
Forwards	–	1,009,062	n/a	1,009,062
Options Written	5,500	141,585	n/a	147,085

Total Liabilities	3,618,570	1,150,647	n/a	4,769,217

Unrealized currency gain				2,806,389

*Net fair value	14,659,125	3,297,073	n/a	20,762,587

* This amount comprises the “Total net unrealized gain on open contracts” and “Options purchased” and “Options written” on the Statements of Financial Condition.

7.  Other Pronouncements
In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”).” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities.  This new guidance is not expected to have a material impact on the Partnership’s financial statements.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on only offset LME positions.  All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than these disclosed below.

Limited Partners of the Partnership are advised that effective August 1, 2011, JWH, a trading advisor of the Partnership, will trade the net assets of the Partnership allocated to JWH (the “JWH Account”) in accordance with the JWH Global Analytics trading program and will cease trading the JWH Account in accordance with JWH’s Financial and Metals Portfolio.

Effective July 1, 2011, the monthly management fee rate payable by the Partnership to Rotella was reduced from a monthly fee rate equal to 1/12 of 2% (a 2% annual rate) to a monthly fee rate equal to 1/12 of 1% (a 1% annual rate).

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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 22 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open unrealized contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Six Months Ended June 30, 2011
The Partnership recorded total trading results including interest income totaling $(12,069,046) and net expenses totaling $6,680,512, resulting in a net loss of $18,749,558 for the three months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $21.15 at March 31, 2011 to $19.89 at June 30, 2011.

The most significant trading losses were incurred within the agricultural markets, primarily during April, from long positions in cotton futures as prices declined to a three-month low on concern that demand may slow from China, the world’s biggest buyer of the fiber. Smaller losses in this sector were experienced from trading live cattle and lean hog futures. Within the energy markets, losses were incurred primarily during May from long futures positions in crude oil and its related products as prices moved lower after signs the global economic recovery is slowing spurred concern that energy demand may weaken. Within the global stock index markets, losses were incurred primarily during June from long positions in Pacific Rim and North American equity index futures as prices moved lower on concerns about the overall pace of the global economic recovery. Within the metals markets, losses were incurred primarily during May from long positions in silver futures as prices fell sharply from a 31-year high. Additional losses were incurred in this sector during May and June from long futures positions in base metals. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the currency markets, primarily during April, from long futures positions in the Australian dollar, New Zealand dollar, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Within the global interest rate markets, gains were achieved primarily during May from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose.

The Partnership recorded total trading results including interest income totaling $(7,894,807) and expenses totaling $13,665,160, resulting in a net loss of $21,559,967 for the six months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $21.33 at December 31, 2010 to $19.89 at June 30, 2011.

The most significant trading losses were incurred within the global stock index markets, primarily during March, from long positions in European, U.S., and Pacific Rim equity index futures as prices reversed lower amid concern that heightened tensions in the Middle East, as well as the natural disaster and subsequent nuclear crisis in Japan, would potentially threaten the global economic recovery. Within the agricultural markets, losses were incurred primarily during March from long positions in cocoa as prices fell on signs that the political turmoil that hampered exports may be easing in the Ivory Coast, the world’s biggest producer of cocoa. Smaller losses in this sector were experienced from trading live cattle and lean hog futures. Within the global interest rate markets, losses were incurred primarily during February from short positions in U.S. fixed-income futures as prices increased amid concern over unrest in the Middle East, which spurred demand for the relative “safety” of government debt. Within the metals markets, losses were incurred in the first and second quarters from long futures positions in base metals, primarily copper and aluminum, as prices fell on concerns a slowing economy would hamper demand. A portion of the Partnership’s losses during the first half of the year was offset by gains recorded within the currency markets, primarily during April, from long futures positions in the Australian dollar, New Zealand dollar, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Within the energy markets, gains were achieved primarily in the first four months of the year from long positions in gas oil, RBOB (unleaded) gas, brent crude, and heating oil as prices rose amid concern that crude oil supplies may be disrupted due to increased instability in the Middle East and North Africa.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2011 and December 31, 2010.  At June 30, 2011 and December 31, 2010, the Partnership’s total capitalization was approximately $294 million and $343 million, respectively.

Primary Market	June 30, 2011	December 31, 2010
Risk Category	Value at Risk	Value at Risk

Interest Rate	(1.45)%	(0.24)%

Currency	(1.22)	(0.86)

Equity	(0.99)	(2.32)

Commodity	(1.15)	(2.55)

Aggregate Value at Risk	(2.34)%	(5.07)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and January 1, 2010 through December 31, 2010, respectively.

June 30, 2011
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.45)%	(0.24)%	(0.85)%
Currency	(1.36)	(0.86)	(1.10)
Equity	(2.32)	(0.99)	(1.77)
Commodity	(2.56)	(1.15)	(2.04)
Aggregate Value at Risk	(5.13)%	(2.34)%	(4.00)%

December 31, 2010
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.36)%	(0.24)%	(0.91)%
Currency	(0.98)	(0.42)	(0.78)
Equity	(3.04)	(0.74)	(2.03)
Commodity	(2.55)	(0.78)	(1.81)
Aggregate Value at Risk	(5.07)%	(1.55)%	(3.77)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at June 30, 2011 and December 31, 2010, and for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and from January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2011, such amount was equal to approximately 92% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of the Trading Advisors and by daily monitoring their performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no significant changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Item 6.	EXHIBITS

10.01(c)	Amendment No. 3 to Management Agreement among the Partnership, the General Partner, and Campbell & Company, Inc., dated May 9, 2011, is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 12, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.