Form 10-Q
period 2011-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2011-11-10
CIK 925306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of September 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2011 and 2010	6

	Notes to Financial Statements	7-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-42

Item 4.	Controls and Procedures	42-43

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	44

Item 6.	Exhibits	44-45

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS	$	$
Trading Equity:
Unrestricted cash	265,787,628	309,023,347
Restricted cash	25,484,249	22,476,248

Total cash	291,271,877	331,499,595

Net unrealized gain on open contracts (MS&Co.)	2,787,080	19,487,234
Net unrealized gain on open contracts (MSIP)	844,344	1,107,988

Total net unrealized gain on open contracts	3,631,424	20,595,222

Options purchased (premiums paid $6,665 and $231,217, respectively)	13,725	314,450

Total Trading Equity	294,917,026	352,409,267

Interest receivable (MSSB)	203	22,413

Total Assets	294,917,229	352,431,680

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	3,285,805	6,788,911
Accrued brokerage fees (MS&Co.)	1,527,410	1,637,276
Accrued management fees	457,882	602,381
Options written (premiums received $12,490 and $56,970, respectively)	25,880	147,085

Total Liabilities	5,296,977	9,175,653

Partners’ Capital:

Limited Partners (14,125,465.075 and 15,924,830.135 Units, respectively)	286,560,796	339,644,475
General Partner (150,810.001 and 169,334.001 Units, respectively)	3,059,456	3,611,552

Total Partners’ Capital	289,620,252	343,256,027

Total Liabilities and Partners’ Capital	294,917,229	352,431,680

NET ASSET VALUE PER UNIT	20.29	21.33

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(3,444,404)	(1.19)
Equity	(144,310)	(0.05)
Foreign currency	(1,369,585)	(0.47)
Interest rate	2,222,570	0.76

Total Futures and Forward Contracts Purchased	(2,735,729)	(0.95)

Futures and Forward Contracts Sold

Commodity	3,376,784	1.16
Equity	(3,708)	–
Foreign currency	(4,294)	–
Interest rate	(3,866)	–

Total Futures and Forward Contracts Sold	3,364,916	1.16

Unrealized Currency Gain	3,002,237	1.04

Net fair value	3,631,424	1.25

Options Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Futures Contracts	13,725	–
Options written on Futures Contracts	(25,880)	(0.01)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	10,607	94,582	104,105	230,606

EXPENSES
Brokerage fees (MS&Co.)	4,534,952	4,969,632	14,572,955	15,854,822
Management fees	1,358,886	1,822,717	4,986,043	5,806,644

Total Expenses	5,893,838	6,792,349	19,558,998	21,661,466

Management fees waived	–	(64,111)	–	(64,111)

Net expenses	5,893,838	6,728,238	19,558,998	21,597,355

NET INVESTMENT LOSS	(5,883,231)	(6,633,656)	(19,454,893)	(21,366,749)

TRADING RESULTS
Trading profit (loss):
Realized	9,550,514	(4,228,320)	21,048,745	(612,150)
Net change in unrealized	2,523,290	20,211,537	(16,963,246)	10,453,516
	12,073,804	15,983,217	4,085,499	9,841,366
Proceeds from Litigation Settlement	–	164,828	–	164,828

Total Trading Results	12,073,804	16,148,045	4,085,499	10,006,194

NET INCOME (LOSS)	6,190,573	9,514,389	(15,369,394)	(11,360,555)

NET INCOME (LOSS) ALLOCATION

Limited Partners	6,130,351	9,419,280	(15,217,268)	(11,246,566)
General Partner	60,222	95,109	(152,126)	(113,989)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.40	0.56	(1.04)	(0.60)
General Partner	0.40	0.56	(1.04)	(0.60)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	14,618,364.800	17,253,985.732	15,281,145.452	17,823,308.263

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	16,094,164.136	339,644,475	3,611,552	343,256,027

Net Loss	–	(15,217,268)	(152,126)	(15,369,394)

Redemptions	(1,817,889.060)	(37,866,411)	(399,970)	(38,266,381)

Partners’ Capital,
September 30, 2011	14,276,275.076	286,560,796	3,059,456	289,620,252

Partners’ Capital,
December 31, 2009	18,553,669.110	376,999,886	3,828,384	380,828,270

Net Loss	–	(11,246,566)	(113,989)	(11,360,555)

Redemptions	(1,702,052.995)	(33,197,819)	(338,781)	(33,536,600)

Partners’ Capital,
September 30, 2010	16,851,616.115	332,555,501	3,375,614	335,931,115

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) (formerly, Morgan Stanley & Co. Incorporated) and Morgan Stanley & Co. International plc (“MSIP”).   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company Inc., Chesapeake Capital Corporation (“Chesapeake”), John W. Henry & Company Inc. (“JWH”), Winton Capital Management Limited, Aspect Capital Limited, and Rotella Capital Management, Inc. (“Rotella”) (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

Effective July 1, 2011, the monthly management fee rate payable by the Partnership to Rotella was reduced from a monthly management fee rate equal to 1/12 of 2% (a 2% annual rate) to a monthly management fee rate equal to 1/12 of 1% (a 1% annual rate).

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Limited partners of the Partnership are advised that effective August 1, 2011, JWH started trading the net assets of the Partnership allocated to JWH (the “JWH Account”) in accordance with the JWH Global Analytics trading program and  ceased trading the JWH Account in accordance with JWH’s Financial and Metals Portfolio.

2.	Financial Highlights
Changes in the net asset value per Unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                                            For the Three Months                                                       For the Nine Months
                                                                              Ended September 30,                                                      Ended September 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 19.89	$ 19.37	$ 21.33	$ 20.53

Interest Income	– (3)	0.01	0.01	0.01
Expenses	(0.41)	(0.39) *	(1.29)	(1.22)**
Realized/Unrealized Gain (1)	0.81	0.94	0.24	0.61
Net Gain (Loss)	0.40	0.56	(1.04)	(0.60)

Net asset value, September 30:	$ 20.29	$ 19.93	$ 20.29	$ 19.93

Ratios to average net assets:
Net Investment Loss (2)	(7.8)%	(8.0)%	(8.2)%	(8.2)%
Expenses before Incentive Fees (2)	7.8%	8.1%	8.2%	8.3%
Expenses after Incentive Fees (2)	7.8%	8.1%	8.2%	8.3%
Net Gain (Loss) (2)	8.2%	11.4%	(6.5)%	(4.4)%
Total return before incentive fees	2.0%	2.9%	(4.9)%	(2.9)%
Total return after incentive fees	2.0%	2.9%	(4.9)%	(2.9)%

(1) Realized/Unrealized Gain is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

 (2) Annualized (except for incentive fees, if applicable).

(3) Amounts less than $0.005 per Unit.

*   Expenses per Unit would have been $(0.40) had it not been for the management fee waived by Chesapeake.

**  Expenses per Unit would have been $(1.22) had it not been for the management fee waived by Chesapeake.

3.  Related Party Transactions
The Partnership’s cash is on deposit with MSSB, MS&Co., and MSIP in Futures Interests trading accounts to meet margin requirements as needed.  MSSB pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2011	4,951,561	(1,320,137)	3,631,424	Dec. 2014	Dec. 2011
Dec. 31, 2010	17,468,280	3,126,942	20,595,222	Mar. 2014	Mar. 2011

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-

 MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $296,223,438 and $348,967,875 at September 30, 2011, and December 31, 2010, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2011 and December 31, 2010, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$
Commodity	151,087	(3,595,491)	3,845,102	(468,318)	(67,620)	2,722
Equity	–	(144,310)	472,301	(476,009)	(148,018)	1,960
Foreign currency	301,832	(1,671,417)	2,174,631	(2,178,925)	(1,373,879)	12,451
Interest rate	3,298,675	(1,076,105)	–	(3,866)	2,218,704	7,765
Total	3,751,594	(6,487,323)	6,492,034	(3,127,118)	629,187

Unrealized currency gain					3,002,237
Total net unrealized gain on open contracts					3,631,424

		Average number of
		contracts outstanding
		for the nine months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	13,725	9
Options written	(25,880)	8

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	13,124,335	(830,888)	–	(930,820)	11,362,627	4,140
Equity	1,514,410	(545,083)	18,807	(1,925)	986,209	2,558
Foreign currency	5,887,120	(382,618)	1,445,278	(938,552)	6,011,228	9,351
Interest rate	420,990	(234,424)	24	(757,821)	(571,231)	8,977
Total	20,946,855	(1,993,013)	1,464,109	(2,629,118)	17,788,833

Unrealized currency gain					2,806,389
Total net unrealized gain on open contracts					20,595,222

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	314,450	12
Options written	(147,085)	12

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2011 and 2010, respectively.
The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Commodity	(8,050,731)	(11,067,570)
Equity	(5,329,779)	(12,790,298)
Foreign currency	(8,050,111)	(2,529,393)
Interest rate	33,015,229	30,276,912
Unrealized currency gain	489,196	195,848
Total	12,073,804	4,085,499

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:
	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Realized	9,550,514	21,048,745
Net change in unrealized	2,523,290	(16,963,246)
Total Trading Results	12,073,804	4,085,499

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Commodity	1,374,669	(22,327,654)
Equity	347,407	(17,843,791)
Foreign currency	2,237,317	3,809,966
Interest rate	12,115,242	46,501,803
Unrealized currency loss	(91,418)	(298,958)
Proceeds from Litigation Settlement	164,828	164,828
Total	16,148,045	10,006,194

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010:
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

September 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	8,906,543	–	n/a	8,906,543
Forwards	–	1,337,085	n/a	1,337,085
Options Purchased	13,725	–	n/a	13,725

Total Assets	8,920,268	1,337,085	n/a	10,257,353

Liabilities
Futures	6,957,219	–	n/a	6,957,219
Forwards	–	2,657,222	n/a	2,657,222
Options Written	25,880	–	n/a	25,880

Total Liabilities	6,983,099	2,657,222	n/a	9,640,321

Unrealized currency gain				3,002,237

*Net fair value	1,937,169	(1,320,137)	n/a	3,619,269

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	18,274,921	–	n/a	18,274,921
Forwards	–	4,136,044	n/a	4,136,044
Options Purchased	2,774	311,676	n/a	314,450

Total Assets	18,277,695	4,447,720	n/a	22,725,415

Liabilities
Futures	3,613,070	–	n/a	3,613,070
Forwards	–	1,009,062	n/a	1,009,062
Options Written	5,500	141,585	n/a	147,085

Total Liabilities	3,618,570	1,150,647	n/a	4,769,217

Unrealized currency gain				2,806,389

*Net fair value	14,659,125	3,297,073	n/a	20,762,587

* This amount comprises the “Total net unrealized gain on open contracts” and “Options purchased” and “Options written” on the Statements of Financial Condition.

7.  Other Pronouncements
In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”).  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities.  This new guidance is not expected to have a material impact on the Partnership’s financial statements.

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

attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than these disclosed below.

Effective on or about December 1, 2011, the General Partner will add Blackwater Capital Management LLC as a trading advisor to manage the assets of the Partnership.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2011
The Partnership recorded total trading results including interest income totaling $12,084,411 and expenses totaling $5,893,838, resulting in net income of $6,190,573 for the three months ended September 30, 2011.  The Partnership’s net asset value per Unit increased from $19.89 at June 30, 2011 to $20.29 at September 30, 2011.

The most significant trading gains were achieved within the global interest rate sector, primarily during July and August, from long positions in European and U.S. fixed income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals sector, gains were achieved primarily during July from long positions in gold and silver futures as investors sought protection against the possibility of a U.S. debt default, thus pushing precious metals prices higher. Elsewhere, gains were experienced due to long futures positions in copper as prices increased during the latter half of July after politicians neared an agreement on Europe’s sovereign debt crisis, prompting investor optimism about demand for the base metal. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the currency sector, primarily during September, due to long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Furthermore, these currencies weakened against the U.S. dollar on speculation the European sovereign debt crisis may impede global economic growth, diminishing demand for growth-linked currencies. Within the agricultural sector, losses were incurred primarily during September from long futures positions in soybeans and corn as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, thus slowing demand for the grains. Additionally, prices of corn futures continued to decline after a U.S. government report revealed bigger-than-expected U.S. inventories. Within the global stock index sector, losses were incurred primarily in August from long positions in U.S. and European equity index futures as prices dropped amid Standard & Poor’s downgrade of the United States’ sovereign credit rating, worse-than-expected economic reports, and concern about the European sovereign debt crisis. Within the energy sector, losses were incurred due to long futures positions in crude oil and its related products at the beginning of August as crude oil futures prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe.

The Partnership recorded total trading results including interest income totaling $4,189,604 and expenses totaling $19,558,998, resulting in a net loss of $15,369,394 for the nine months ended September 30, 2011.  The Partnership’s net asset value per Unit decreased from $21.33 on December 31, 2010 to $20.29 at September 30, 2011.

The most significant trading losses were incurred in the agricultural complex, primarily during September, from long futures positions in soybeans and corn as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, thus slowing demand for the grains. Additionally, prices of corn futures continued to decline after a U.S. government report revealed bigger-than-expected U.S.

inventories. Within the global stock index sector, losses were incurred primarily during March from long positions in European, U.S., and Pacific Rim equity index futures as prices reversed lower amid concern that heightened tensions in the Middle East, as well as the natural disaster and subsequent nuclear crisis in Japan, would potentially threaten the global economic recovery. Losses were also incurred in this sector during August from long positions in U.S. and European equity index futures as prices dropped amid Standard & Poor’s downgrade of the United States’ sovereign credit rating, worse-than-expected economic reports, and concern about the European sovereign debt crisis. Within the currency sector, losses were incurred primarily during September from long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Furthermore, these currencies weakened against the U.S. dollar on speculation the European sovereign debt crisis may impede global economic growth, diminishing demand for growth-linked currencies. Within the metals markets, losses were incurred primarily during May from long futures positions in base metals, primarily copper and aluminum, as prices fell on concerns a slowing economy would hamper demand. Additional losses in this sector were incurred in September due to long futures positions in silver and gold as prices reversed lower amid a rise in the value of the U.S. dollar, which reduced demand for the precious metals. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global interest rate sector, primarily during July and August, from long positions in European and U.S. fixed income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Within the energy markets, gains were achieved primarily in the first four months of the year from long futures positions in gas oil, RBOB (unleaded) gas, brent crude, and heating oil as prices rose amid concern that crude oil supplies may be disrupted due to increased instability in the Middle East and North Africa.

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

The Partnership accounts for open positions on the basis of fair value accounting principles.  Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  Prior to June 30, 2011, the Partnership estimated VaR using a model based upon historical simulation (with a confidence level of 99%) which involved constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model took into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value were based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio was sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponded to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.  Ceres used approximately four years of daily market data (1,000 observations) and re-valued its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generated a probability distribution of daily “simulated profit and loss” outcomes.  The VaR was the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Ceres’ simulated profit and loss series.

The Partnership’s VaR computations were based on the risk representation of the underlying benchmark for each instrument or contract and did not distinguish between exchange and non-exchange dealer-based instruments.  They were also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

Starting with the third quarter 2011, exchange maintenance margin requirements have been used by the Partnership as the measure of its use.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval.  Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by  market category as of September 30, 2011 and the highest, lowest and average values during the three months ended September 30, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  As of September 30, 2011, the Partnership’s total capitalization was $290 million.
		% of Total
Market Sector	VaR	Capitalization

Currency	$5,798,181	2.00%

Interest Rate	$10,263,349	3.54%

Equity	$3,223,701	1.11%

Commodity	$8,443,755	2.92%

Total	$27,728,986	9.57%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$11,845,242	$5,492,034	$9,095,929

Interest Rate	$12,428,856	$9,003,966	$10,703,950

Equity	$8,914,890	$2,455,229	$5,003,810

Commodity	$11,765,967	$7,577,232	$9,609,067

* Average of month-end VaR.

The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total Partner’s Capital by primary market risk category at December 31, 2010.  At December 31, 2010, the Partnership’s total capitalization was approximately $343 million.

Primary Market	December 31, 2010
Risk Category	VaR

Currency	(0.86)%

Interest Rate	(0.24)

Equity	(2.32)

Commodity	(2.55)

Aggregate Value at Risk	(5.07)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the Partnership’s open positions across all the market categories, and can be less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.  Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting period from January 1, 2010 through December 31, 2010.
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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures at September 30, 2011 and market risk exposures and on aggregate basis at December 31, 2010, and for the three months from July 1, 2011 through September 30, 2011 and twelve months from January 1, 2010 through December 31, 2010.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in unrestricted cash at MSSB; as of September 30, 2011, such amount was equal to approximately 92% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Item 6.	EXHIBITS

31.01*	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*
Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*
Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

* Submitted electronically herewith.

Pursuant to applicable securities laws and regulations, the Partnership is deemed to have complied with the reporting obligation relating to the submission of interactive data files in Exhibit 101 to this report and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Partnership has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Spectrum Technical L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 10, 2011	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.