Form 10-Q
period 2012-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2012-05-14
CIK 925306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2012 and December 31, 2011	2

	Condensed Schedule of Investments as of March 31, 2012	3

	Condensed Schedule of Investments as of December 31, 2011	4

	Statements of Income and Expenses for the Quarters Ended March 31, 2012 and 2011	5

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2012 and 2011	6

	Notes to Financial Statements	7-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37-45

Item 4.	Controls and Procedures	45-46

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 4.	Mine Safety Disclosures	47

Item 6.	Exhibits	47-48

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS	$	$

Investment in Blackwater Master Fund	40,760,206	43,800,324

Trading Equity:
Unrestricted cash	178,673,547	195,525,329
Restricted cash	25,768,961	25,997,636

Total cash	204,442,508	221,522,965

Net unrealized gain on open contracts (MS&Co.)	3,746,069	8,237,677
Net unrealized gain (loss) on open contracts (MSIP)	(301,934)	528,494

Total net unrealized gain on open contracts	3,444,135	8,766,171

Options purchased (premiums paid $4,175 and $3,780, respectively)	1,958	1,507

Total Trading Equity	248,648,807	274,090,967

Interest receivable (MSSB)	13,820	755

Total Assets	248,662,627	274,091,722

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	5,037,687	4,351,339
Accrued brokerage fees (MS&Co.)	1,273,937	1,345,886
Accrued management fees	338,311	385,820
Options written (premiums received $8,660 and $7,715, respectively)	4,738	3,460
Accrued incentive fees	–	94,355

Total Liabilities	6,654,673	6,180,860

Partners’ Capital:

Limited Partners (12,838,278.411 and 13,483,404.778 Units, respectively)	239,198,117	264,947,461
General Partner (150,810.001 and 150,810.001Units, respectively)	2,809,837	2,963,401

Total Partners’ Capital	242,007,954	267,910,862

Total Liabilities and Partners’ Capital	248,662,627	274,091,722

NET ASSET VALUE PER UNIT	18.63	19.65

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2012 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(879,566)	(0.36)
Equity	1,611,839	0.66
Foreign currency	(438,705)	(0.18)
Interest rate	(202,633)	(0.08)

Total Futures and Forward Contracts Purchased	90,935	0.04

Futures and Forward Contracts Sold

Commodity	1,099,690	0.45
Equity	24,208	0.01
Foreign currency	(595,088)	(0.25)
Interest rate	(120,410)	(0.05)

Total Futures and Forward Contracts Sold	408,400	0.16

Unrealized Currency Gain	2,944,800	1.22

Net fair value	3,444,135	1.42

Options Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Future Contracts	1,958	–(1)
Options written on Future Contracts	(4,738)	–(1)

(1)  Amounts less than 0.005%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2011

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	193,829	0.07
Equity	117,796	0.04
Foreign currency	338,402	0.13
Interest rate	2,934,828	1.10

Total Futures and Forward Contracts Purchased	3,584,855	1.34

Futures and Forward Contracts Sold

Commodity	727,030	0.27
Equity	350,484	0.13
Foreign currency	1,218,007	0.45
Interest rate	(7,976)	– (1)

Total Futures and Forward Contracts Sold	2,287,545	0.85

Unrealized Currency Gain	2,893,771	1.08

Net fair value	8,766,171	3.27

Option Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Future Contracts	1,507	– (1)
Options written on Future Contracts	(3,460)	– (1)

(1)  Amounts less than 0.005%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2012	2011
	$	$
INVESTMENT INCOME
Interest income (MSSB)	27,193	78,582

EXPENSES
Brokerage fees (MS&Co.)	3,910,437	5,109,671
Management fees	1,042,010	1,874,977

Total Expenses	4,952,447	6,984,648

NET INVESTMENT LOSS	(4,925,254)	(6,906,066)

TRADING RESULTS
Trading profit (loss):
Net realized	(1,243,197)	14,462,825
Net change in unrealized	(5,322,313)	(10,367,168)
Realized loss on Investment in Blackwater Master Fund	(1,240,600)	–
Unrealized depreciation on Investment in Blackwater Master Fund	(931,756)	–

Total Trading Results	(8,737,866)	4,095,657

NET LOSS	(13,663,120)	(2,810,409)

NET LOSS ALLOCATION

Limited Partners	(13,509,556)	(2,779,867)
General Partner	(153,564)	(30,542)

NET LOSS PER UNIT*

Limited Partners	(1.02)	(0.18)
General Partner	(1.02)	(0.18)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	13,462,385.892	15,930,973.894

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2011	13,634,214.779	264,947,461	2,963,401	267,910,862

Net Loss	–	(13,509,556)	(153,564)	(13,663,120)

Redemptions	(645,126.367)	(12,239,788)	–	(12,239,788)

Partners’ Capital,
March 31, 2012	12,989,088.412	239,198,117	2,809,837	242,007,954

Partners’ Capital,
December 31, 2010	16,094,164.136	339,644,475	3,611,552	343,256,027

Net Loss	–	(2,779,867)	(30,542)	(2,810,409)

Redemptions	(529,086.087)	(11,281,384)	–	(11,281,384)

Partners’ Capital,
March 31, 2011	15,565,078.049	325,583,224	3,581,010	329,164,234

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Technical L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

1.  Organization
Morgan Stanley Smith Barney Spectrum Technical L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4, Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Global Balanced L.P., Morgan Stanley Smith Barney Spectrum Select L.P., and Morgan Stanley Smith Barney Spectrum Strategic L.P. (collectively, the “Spectrum Series”).

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company Inc. (“Campbell”), Chesapeake Capital Corporation (“Chesapeake”), John W. Henry & Company, Inc. (“JWH”), Winton Capital Management Limited (“Winton”), Aspect Capital Limited (“Aspect”), Blackwater Capital Management LLC (“Blackwater”), and Rotella Capital Management, Inc. (“Rotella”) (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

Blackwater manages the assets of the Partnership through its investment in Blackwater Master Fund L.P. (“Blackwater Master Fund”).  Ceres is a general partner to Blackwater Master Fund.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective January 1, 2012, the management fee payable by the Partnership to Winton was reduced from a monthly management fee rate equal to 1/6 of 1% (a 2% annual rate) per month of net assets allocated to Winton on the first day of each month to a monthly management fee rate equal to 1/12 of 1.5% (a 1.5% annual rate) per month of net assets allocated to Winton on the first day of each month.

2.	Financial Highlights
Financial Highlights for the three months ended March 31, 2012 and 2011 were as follows:
                                        For the Quarters Ended March 31,

	2012	2011
Per Unit operating performance:
Net asset value, January 1:	$ 19.65	$ 21.33

Interest Income	– (3)	– (3)
Expenses	(0.37)	(0.44)
Realized/Unrealized Income (Loss) (1)	(0.65)	0.26 (4)
Net Loss	(1.02)	(0.18)

Net asset value, March 31:	$ 18.63	$ 21.15

Ratios to average net assets:
Net Investment Loss (2)	(7.9)%	(8.3)%
Expenses before Incentive Fees (2)	7.9%	8.4%
Expenses after Incentive fees (2)	7.9%	8.4%
Net Loss (2)	(21.8)%	(3.4) %
Total return before incentive fees	(5.2)%	(0.9)%
Total return after incentive fees	(5.2)%	(0.9)%

   (1) Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

 (2) Annualized (except for incentive fees, if applicable).

   (3) Amounts less than $0.005 per Unit.

   (4) These amounts have been reclassified from the prior year financial statements to conform to the current year presentation.
  Specifically, realized and unrealized income (loss) per Unit amounts were combined in the 2011 Financial Highlights presentation.

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

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss) and “Unrealized depreciation on Investment in Blackwater Master Fund” for open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The Partnership may invest in Master Funds.  The Partnership records its investments in Master Funds at fair value.

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

 MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values.  The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss within the Statements of Income and Expenses.

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5, Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2012	3,749,408	(305,273)	3,444,135	Jun. 2015	Jun. 2012
Dec. 31, 2011	8,196,777	569,394	8,766,171	Mar. 2015	Mar. 2012

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract.  The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.  The net unrealized gains (losses) on open contracts is further disclosed gross by type of contract and corresponding fair value level in Note 6, Fair Value Measurements and Disclosures.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures,

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, total cash  held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $208,191,916 and $229,719,742 at March 31, 2012, and December 31, 2011, respectively.  With respect to the Partnership’s off-exchange-traded for ward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

agreement with each counterparty.  The primary terms are based on industry standard master agreements.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject.  These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics.  In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

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

The following tables summarize the valuation of the Partnership’s investments as of March 31, 2012 and December 31, 2011, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of March 31, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the three months (absolute quantity)
	$	$	$	$	$
Commodity	930,303	(1,809,869)	1,709,416	(609,726)	220,124	2,445
Equity	2,388,269	(776,430)	61,536	(37,328)	1,636,047	1,629
Foreign currency	328,818	(767,523)	200,571	(795,659)	(1,033,793)	3,784
Interest rate	497,558	(700,191)	25,823	(146,233)	(323,043)	6,101
Total	4,144,948	(4,054,013)	1,997,346	(1,588,946)	499,335

Unrealized currency gain					2,944,800
Total net unrealized gain on open contracts					3,444,135

		Average number of
		contracts outstanding
		for the three months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	1,958	7
Options written	(4,738)	7

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	461,717	(267,888)	2,598,439	(1,871,409)	920,859	2,650
Equity	123,510	(5,714)	458,154	(107,670)	468,280	1,700
Foreign currency	456,046	(117,644)	1,480,181	(262,174)	1,556,409	10,673
Interest rate	3,295,555	(360,727)	5,324	(13,300)	2,926,852	7,484
Total	4,336,828	(751,973)	4,542,098	(2,254,553)	5,872,400

Unrealized currency gain					2,893,771
Total net unrealized gain on open contracts					8,766,171

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	1,507	7
Options written	(3,460)	7

The following tables summarize the net trading results of the Partnership for the quarters ended March 31, 2012 and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2012, included in Total Trading Results:

Type of Instrument	$

Commodity	2,402,502
Equity	14,326,238
Foreign currency	(12,086,938)
Interest rate	(13,430,696)
Unrealized currency gain	51,028
Total	(8,737,866)

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2012:
Trading Results	$

Net realized	(1,243,197)
Net change in unrealized	(5,322,313)
Realized loss on Investment in Blackwater Master Fund	(1,240,600)
Unrealized depreciation on Investment in Blackwater Master Fund	(931,756)
Total Trading Results	(8,737,866)

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2011, included in Total Trading Results:

Type of Instrument	$

Commodity	12,311,332
Equity	(1,057,931)
Foreign currency	(1,604,225)
Interest rate	(5,518,648)
Unrealized currency loss	(34,871)
Total	4,095,657

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2011:
Trading Results	$

Net realized	14,462,825
Net change in unrealized	(10,367,168)
Total Trading Results	4,095,657

6.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This new guidance did not have a significant impact on the Partnership’s financial statements.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in Blackwater Master Fund	–	40,760,206	n/a	40,760,206
Futures	5,823,864	–	n/a	5,823,864
Forwards	–	318,430	n/a	318,430
Options Purchased	1,958	–	n/a	1,958

Total Assets	5,825,822	41,078,636	n/a	46,904,458

Liabilities
Futures	5,019,256	–	n/a	5,019,256
Forwards	–	623,703	n/a	623,703
Options Written	4,738	–	n/a	4,738

Total Liabilities	5,023,994	623,703	n/a	5,647,697

Unrealized currency gain				2,944,800

*Net fair value	801,828	40,454,933	n/a	44,201,561

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in Blackwater Master Fund	–	43,800,324	n/a	43,800,324
Futures	8,141,255	–	n/a	8,141,255
Forwards	–	737,671	n/a	737,671
Options Purchased	1,507	–	n/a	1,507

Total Assets	8,142,762	44,537,995	n/a	52,680,757

Liabilities
Futures	2,838,249	–	n/a	2,838,249
Forwards	–	168,277	n/a	168,277
Options Written	3,460	–	n/a	3,460

Total Liabilities	2,841,709	168,277	n/a	3,009,986

Unrealized currency gain				2,893,771

*Net fair value	5,301,053	44,369,718	n/a	52,564,542

* This amount comprises the “Total net unrealized gain on open contracts”, “Investment in Blackwater Master Fund”,  and “Options purchased” and “Options written” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

Investment in Blackwater Master Fund
On December 1, 2011, the Partnership invested a portion of its assets in Blackwater Master Fund, a limited partnership organized under the partnership laws of the State of Delaware.  Blackwater Master Fund was formed to permit accounts managed now or in the future by Blackwater using the Global Program, a proprietary, systematic trading program, to invest together in one trading vehicle.  The General Partner is also the general partner for Blackwater Master Fund.  Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master Fund.  The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.

Summarized information reflecting the total assets, liabilities and capital of Blackwater Master Fund is shown in the following tables.
                  March 31, 2012

	Total Assets	Total Liabilities	Total Capital
Blackwater Master Fund	$83,982,901	$1,285,397	$82,697,504

                  December  31, 2011

	Total Assets	Total Liabilities	Total Capital
Blackwater Master Fund	$83,066,066	$176,287	$82,889,779

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Summarized information for the Partnership’s investment in, and the operations of, Blackwater Master Fund as of March 31, 2012 and December 31, 2011 is as follows:
March 31, 2012	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Loss	Investment Objective	Redemption Permitted
	%	$	$
Blackwater Master Fund	16.84	40,760,206	(2,164,654)	Commodity	Monthly
				Portfolio

December 31, 2011	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income	Investment Objective	Redemption Permitted
	%	$	$
Blackwater Master Fund	16.4	43,800,324	731,982	Commodity	Monthly
				Portfolio

The Partnership’s investment into Blackwater Master Fund does not pay any management, incentive, or administrative fee.  These fees are paid by the Partnership.  The Partnership reimburses Blackwater Master Fund for all brokerage related fees borne by Blackwater Master Fund on behalf of the Partnership’s investment.

At March 31, 2012, the Partnership owned approximately 49.3% of Blackwater Master Fund.  At December 31, 2011, the Partnership owned approximately 52.8% of Blackwater Master Fund.  It is the Partnership’s intention to continue to invest in Blackwater Master Fund.  The performance of the Partnership is directly affected by the performance of Blackwater Master Fund.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The table below represents summarized Income Statement information for Blackwater Master Fund for the three months ended March 31, 2012, to meet the requirements of Regulation S-X rule 3-09, as follows:
	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Blackwater Master Fund	8,733	(26,911)	(4,324,898)	(4,351,809)

7.  Other Pronouncements
In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”) and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses on offset LME positions.  All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.10.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2012, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 16.61%; Currency 27.16%; Equity 22.74%; and Commodity 33.49%.

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

As of March 31, 2012, approximately 84.03% of the Partnership’s total investments are futures contracts which are exchange-traded while approximately 15.97% are forward contracts which are off-exchange traded.

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

Campbell trades the allocated portion of the Partnership’s assets in accordance with its Financial, Metal Energy Large Portfolio, a proprietary, systematic trading program.  Campbell’s trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.

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

JWH trades the JWH GlobalAnalytics program on behalf of the Partnership.  Unlike other JWH programs, which invest in intermediate or long-term price movements, the JWH GlobalAnalytics program invests in both long- and short-term price movements.  The program invests in a broad spectrum of worldwide financial and nonfinancial markets including interest rate, global stock index, currency, metals, energy and agricultural contracts.  The JWH GlobalAnalytics program uses JWH’s five phase investment style which is a combination of JWH’s two-phase style (a position is maintained, long or short, in a market at all times) and

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the period ending March 31, 2012 and March 31, 2011, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of March 31, 2012 (%)	Allocations as of March 31, 2011 (%)	Allocations as of March 31, 2012($)	Allocations as of March 31, 2011 ($)	Change during the period

JWH	10.04	7.00	24,297,975	23,041,496	5.45%
Campbell	5.45	19.50	13,180,335	64,187,026	-79.47%
Chesapeake	10.04	14.50	24,293,908	47,728,814	-49.10%
Winton	23.06	24.00	55,801,322	78,999,416	-29.36%
Aspect	18.11	15.25	43,839,006	50,197,546	-12.67%
Rotella	16.56	19.75	40,091,706	65,009,936	-38.33%
Blackwater	16.74	–	40,503,702	–	–

The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 26 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized” trading profit (loss) and “Unrealized depreciation on Investment in Blackwater Master Fund” for open (unrealized) contracts, and recorded as “Net realized” trading profit (loss) and “Realized loss on Investment in Blackwater Maser Fund” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2012
The Partnership recorded total trading results including interest income totaling $(8,710,673) and expenses totaling $4,952,447, resulting in a net loss of $13,663,120 for the quarter ended March 31, 2012.  The Partnership’s net asset value per Unit decreased from $19.65 at December 31, 2011 to $18.63 at March 31, 2012.

The most significant losses during the quarter were incurred within the currency sector. During January, losses were incurred from short positions in the euro and British pound versus the U.S. dollar as the value of the U.S. dollar weakened following the U.S. Federal Reserve’s suggestion they will keep short-term interest rates low through 2014. During February, losses were incurred from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen fell against the U.S. dollar after the Bank of Japan said it would increase the size of its asset-purchase fund. During March, further losses were recorded from long positions in the Australian and New Zealand dollars versus the U.S. dollar as concern over earnings in China reduced demand for the higher-yielding currencies. Within the global interest rate sector, losses were incurred in February and March from long positions in U.S., European, and Pacific Rim fixed-income futures. During February, prices fell amid optimism that Greece would receive a second bailout, thereby diminishing demand for the relative “safety” of government bonds. Meanwhile, prices fell further during March after the U.S. Federal Reserve upwardly revised its U.S. economic outlook. Within the metals sector, losses were incurred primarily in January from short futures positions in silver, aluminum, and zinc as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Within the agricultural sector, losses were incurred in January and February. During January, losses were incurred from short positions in cocoa futures as prices advanced on speculation that supplies will ebb in the Ivory Coast, the world’s top producer of cocoa. During February, losses were recorded from short positions in soybean futures as prices advanced on speculation that reduced production in South America because of hot, dry weather will result in increased demand for supplies from the U.S.

A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy sector, primarily in February, from long futures positions in crude oil and its related products as prices rose after Iran denied nuclear inspectors access to a military base, adding to concern that global oil supplies may be disrupted. Additional gains were recorded in this sector from short positions in natural gas futures as prices declined throughout the majority of the quarter. Within the global stock index sector, gains were achieved primarily during February from long positions in U.S., Pacific Rim, and European equity index futures as prices rose amid positive economic news, including a better-than-expected U.S. employment report and an expansion in manufacturing in China, Europe, and the U.S.

For the Quarter Ended March 31, 2011
The Partnership recorded total trading results including interest income totaling $4,174,239 and expenses totaling $6,984,648, resulting in a net loss of $2,810,409 for the quarter ended March 31, 2011.  The Partnership’s net asset value per Unit decreased from $21.33 at December 31, 2010 to $21.15 at March 31, 2011.

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

The Partnership’s past performance is no guarantee of its future results.  Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading.  The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date as discussed under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

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

VaR is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR of the Partnership’s experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to VaR or by the Partnership’s attempts to manage its market risk.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2012 and the highest, lowest and average values during the quarter ended March 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.  As of March 31, 2012, the Partnership’s total capitalization was approximately $242 million.

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$9,979,332	4.12%

Interest Rate	6,087,969	2.52%

Equity	8,339,326	3.45%

Commodity	12,291,626	5.08%

Total	$36,698,253	15.17%

                         Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$11,296,021	$8,684,449	$9,944,150
Interest Rate	$12,456,365	$6,087,969	$9,218,080
Equity	$10,024,107	$3,320,197	$7,517,891
Commodity	$12,830,643	$9,765,055	$11,468,552
* Average month-end VaR

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

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$9,276,378	3.46%

Interest Rate	9,704,749	3.62%

Equity	3,314,797	1.24%

Commodity	11,625,322	4.34%

Total	$33,921,246	12.66%

                         Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$11,845,242	$3,580,891	$6,045,844
Interest Rate	$12,428,856	$1,841,853	$6,462,663
Equity	$8,914,890	$2,455,229	$4,218,107
Commodity	$11,765,967	$3,370,882	$7,714,770
*Average of month-end VaR.

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

The Partnership also maintains a substantial portion of its available assets in unrestricted cash at MSSB; as of March 31, 2012, such amount was equal to approximately 74% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of the commodity trading advisors and by daily monitoring of their performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2012.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
There were no additional information to supplement or amend the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 14, 2012	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.