Form 10-Q
period 2012-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2012-11-13
CIK 925306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2012 and December 31, 2011	2

	Condensed Schedule of Investments as of September 30, 2012	3

	Condensed Schedule of Investments as of December 31, 2011	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 and 2011	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2012 and 2011	6

	Notes to Financial Statements	7-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42-50

Item 4.	Controls and Procedures	50-51

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	52-55

Item 1A.	Risk Factors	55-56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information Information	56-57

Item 6.	Exhibits	57-58

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS	$	$

Investment in Blackwater Master Fund	33,980,089	43,800,324

Trading Equity:
Unrestricted cash	138,155,789	195,525,329
Restricted cash	22,544,280	25,997,636

Total cash	160,700,069	221,522,965

Net unrealized gain on open contracts (MS&Co.)	4,412,698	8,237,677
Net unrealized gain (loss) on open contracts (MSIP)	(827,088)	528,494

Total net unrealized gain on open contracts	3,585,610	8,766,171

Options purchased (premiums paid $3,350 and $3,780, respectively)	4,675	1,507

Total Trading Equity	198,270,443	274,090,967

Interest receivable (MS&Co. & MSSB)	11,369	755

Total Assets	198,281,812	274,091,722

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	4,059,847	4,351,339
Accrued brokerage fees (MS&Co.)	1,018,336	1,345,886
Accrued management fees	235,251	385,820
Options written (premiums received $6,875 and $7,715, respectively)	10,175	3,460
Accrued incentive fee	–	94,355

Total Liabilities	5,323,609	6,180,860

Partners’ Capital:

Limited Partners (11,050,965.112 and 13,483,404.778 Units, respectively)	190,651,504	264,947,461
General Partner (133,706.001 and 150,810.001Units, respectively)	2,306,699	2,963,401

Total Partners’ Capital	192,958,203	267,910,862

Total Liabilities and Partners’ Capital	198,281,812	274,091,722

NET ASSET VALUE PER UNIT	17.25	19.65

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2012 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	436,912	0.22
Equity	(1,568,430)	(0.81)
Foreign currency	167,983	0.09
Interest rate	2,214,118	1.15

Total Futures and Forward Contracts Purchased	1,250,583	0.65

Futures and Forward Contracts Sold

Commodity	(546,789)	(0.29)
Equity	72,886	0.04
Foreign currency	(158,764)	(0.08)
Interest rate	(24,583)	(0.01)

Total Futures and Forward Contracts Sold	(657,250)	(0.34)

Unrealized Currency Gain	2,992,277	1.55

Net fair value	3,585,610	1.86

Options Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Future Contracts	4,675	– (1)
Options written on Future Contracts	(10,175)	(0.01)

(1)  Amounts less than 0.005%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2011

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	193,829	0.07
Equity	117,796	0.04
Foreign currency	338,402	0.13
Interest rate	2,934,828	1.10

Total Futures and Forward Contracts Purchased	3,584,855	1.34

Futures and Forward Contracts Sold

Commodity	727,030	0.27
Equity	350,484	0.13
Foreign currency	1,218,007	0.45
Interest rate	(7,976)	– (1)

Total Futures and Forward Contracts Sold	2,287,545	0.85

Unrealized Currency Gain	2,893,771	1.08

Net fair value	8,766,171	3.27

Option Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Futures Contracts	1,507	– (1)
Options written on Futures Contracts	(3,460)	– (1)

(1)  Amounts less than 0.005%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & MSSB)	37,541	10,607	94,796	104,105

EXPENSES
Brokerage fees (MS&Co.)	3,141,670	4,534,952	10,590,028	14,572,955
Management fees	779,275	1,358,886	2,741,448	4,986,043

Total Expenses	3,920,945	5,893,838	13,331,476	19,558,998

Management fee waived	(50,721)	–	(68,201)	–

Net Expenses	3,870,224	5,893,838	13,263,275	19,558,998

NET INVESTMENT LOSS	(3,832,683)	(5,883,231)	(13,168,479)	(19,454,893)

TRADING RESULTS
Trading profit (loss):
Net realized	(2,440,393)	9,550,514	(6,546,007)	21,048,745
Net change in unrealized	2,745,098	2,523,290	(5,184,518)	(16,963,246)
Realized loss on Investment in Blackwater Master Fund	(784,587)	–	(4,219,209)	–
Unrealized appreciation (depreciation) on Investment in Blackwater Master Fund	1,335,959	–	(903,836)	–

Total Trading Results	856,077	12,073,804	(16,853,570)	4,085,499

NET INCOME (LOSS)	(2,976,606)	6,190,573	(30,022,049)	(15,369,394)

NET INCOME (LOSS) ALLOCATION

Limited Partners	(2,938,337)	6,130,351	(29,665,351)	(15,217,268)
General Partner	(38,269)	60,222	(356,698)	(152,126)

NET INCOME (LOSS) PER UNIT *

Limited Partners	(0.29)	0.40	(2.40)	(1.04)
General Partner	(0.29)	0.40	(2.40)	(1.04)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	11,703,674.930	14,618,364.800	12,591,218.227	15,281,145.452

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2011	13,634,214.779	264,947,461	2,963,401	267,910,862

Net Loss	–	(29,665,351)	(356,698)	(30,022,049)

Redemptions	(2,449,543.666)	(44,630,606)	(300,004)	(44,930,610)

Partners’ Capital,
September 30, 2012	11,184,671.113	190,651,504	2,306,699	192,958,203

Partners’ Capital,
December 31, 2010	16,094,164.136	339,644,475	3,611,552	343,256,027

Net Loss	–	(15,217,268)	(152,126)	(15,369,394)

Redemptions	(1,817,889.060)	(37,866,411)	(399,970)	(38,266,381)

Partners’ Capital,
September 30, 2011	14,276,275.076	286,560,796	3,059,456	289,620,252

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

1.  Organization
Morgan Stanley Smith Barney Spectrum Technical L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4, Financial Instruments).  The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Global Balanced L.P., Morgan Stanley Smith Barney Spectrum Select L.P., and Morgan Stanley Smith Barney Spectrum Strategic L.P. (collectively, the “Spectrum Series”).

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ceres Managed Futures LLC, a Delaware limited liability company acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  As of September 26, 2012, Morgan Stanley Smith Barney LLC (“MSSB”) is doing business as Morgan Stanley Wealth Management.  This entity, where the Partnership continues to maintain a cash account previously acted as a non-clearing commodity broker for the Partnership.  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Campbell & Company, Inc. (“Campbell”), Chesapeake Capital Corporation (“Chesapeake”), John W. Henry & Company, Inc. (“JWH”), Winton Capital Management Limited (“Winton”), Aspect Capital Limited (“Aspect”), Blackwater Capital Management LLC (“Blackwater”), and Rotella Capital Management, Inc. (“Rotella”) (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

Blackwater manages the assets of the Partnership through its investment in Blackwater Master Fund L.P. (“Blackwater Master Fund”).  Ceres is a general partner to Blackwater Master Fund.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and nine months ended September 30, 2012 and 2011 were as follows:
                         For the Three Months                               For the Nine Months
 Ended September 30,                                                Ended September 30,

	2012	2011	2012	2011
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 17.54	$ 19.89	$ 19.65	$ 21.33

Interest Income	– (3)	– (3)	0.01	0.01
Expenses	(0.33) *	(0.41)	(1.07) *	(1.29)
Realized/Unrealized Income (Loss) (1)	0.04	0.81	(1.34)	0.24
Net Income (Loss)	(0.29)	0.40	(2.40)	(1.04)

Net asset value, September 30:	$ 17.25	$ 20.29	$ 17.25	$ 20.29

Ratios to average net assets:
Net Investment Loss (2)	(7.5)%	(7.8)%	(7.7)%	(8.2)%
Expenses before Incentive Fees (2)	7.6% **	7.8%	7.8%**	8.2%
Expenses after Incentive Fees (2)	7.6% **	7.8%	7.8%**	8.2%
Net Income (Loss) (2)	(5.8)%	8.2%	(17.7)%	(6.5)%
Total return before incentive fees	(1.7)%	2.0%	(12.2)%	(4.9)%
Total return after incentive fees	(1.7)%	2.0%	(12.2)%	(4.9)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

*	Expenses per Unit would have been $(0.34) and $(1.07) for the three and nine months ended September 30, 2012, respectively, had it not been for the management fee waived by Chesapeake.

**	Such percentage is after waiver of management fees. Chesapeake voluntarily waived a portion of the management fee (equal to approximately 0.03% of the average net assets for each period).

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co. in Futures Interests trading accounts to meet margin requirements as needed.  Monthly MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate.  For purposes of such interest payments, daily funds do not include monies due to the Partnership on or with respect to futures, forwards, or options contracts that have not been received.  MS&Co. retains any interest earned in excess of the interest paid to the Partnership.  The Partnership pays brokerage fees to MS&Co.

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

The net unrealized gains on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2012	3,444,406	141,204	3,585,610	Dec. 2016	Jan. 2013
Dec. 31, 2011	8,196,777	569,394	8,766,171	Mar. 2015	Mar. 2012

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

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, total cash  held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $164,144,475 and $229,719,742 at September 30, 2012, and December 31, 2011, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

by daily maintenance of the cash balance in a custody account held at MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  The primary terms are based on industry standard master agreements.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2012 and December 31, 2011, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$
Commodity	2,163,307	(1,726,395)	192,272	(739,061)	(109,877)	2,199
Equity	63,253	(1,631,683)	74,886	(2,000)	(1,495,544)	1,463
Foreign currency	590,296	(422,313)	179,991	(338,755)	9,219	3,788
Interest rate	2,330,743	(116,625)	–	(24,583)	2,189,535	6,541
Total	5,147,599	(3,897,016)	447,149	(1,104,399)	593,333

Unrealized currency gain					2,992,277
Total net unrealized gain on open contracts					3,585,610

		Average number of
		contracts outstanding
		for the nine months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	4,675	7
Options written	(10,175)	7

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	461,717	(267,888)	2,598,439	(1,871,409)	920,859	2,650
Equity	123,510	(5,714)	458,154	(107,670)	468,280	1,700
Foreign currency	456,046	(117,644)	1,480,181	(262,174)	1,556,409	10,673
Interest rate	3,295,555	(360,727)	5,324	(13,300)	2,926,852	7,484
Total	4,336,828	(751,973)	4,542,098	(2,254,553)	5,872,400

Unrealized currency gain					2,893,771
Total net unrealized gain on open contracts					8,766,171

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	1,507	7
Options written	(3,460)	7

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2012 and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Type of Instrument	$	$

Commodity	17,328,864	13,681,179
Equity	(51,687,344)	(62,249,531)
Foreign currency	(22,286,172)	(39,151,947)
Interest rate	57,487,638	70,768,223
Unrealized currency gain	13,091	98,506
Total	856,077	(16,853,570)

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Trading Results	$	$

Net realized	(2,440,393)	(6,546,007)
Net change in unrealized	2,745,098	(5,184,518)
Realized loss on Investment in Blackwater Master Fund	(784,587)	(4,219,209)
Unrealized appreciation (depreciation) on Investment in Blackwater Master Fund	1,335,959	(903,836)
Total Trading Results	856,077	(16,853,570)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Commodity	(8,050,731)	(11,067,570)
Equity	(5,329,779)	(12,790,298)
Foreign currency	(8,050,111)	(2,529,393)
Interest rate	33,015,229	30,276,912
Unrealized currency gain	489,196	195,848
Total	12,073,804	4,085,499

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Net realized	9,550,514	21,048,745
Net change in unrealized	2,523,290	(16,963,246)
Total Trading Results	12,073,804	4,085,499

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in Blackwater Master Fund	–	33,980,089	n/a	33,980,089
Futures	5,031,185	–	n/a	5,031,185
Forwards	–	563,563	n/a	563,563
Options Purchased	4,675	–	n/a	4,675

Total Assets	5,035,860	34,543,652	n/a	39,579,512

Liabilities
Futures	4,579,056	–	n/a	4,579,056
Forwards	–	422,359	n/a	422,359
Options Written	10,175	–	n/a	10,175

Total Liabilities	4,589,231	422,359	n/a	5,011,590

Unrealized currency gain				2,992,277

*Net fair value	446,629	34,121,293	n/a	37,560,199

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in Blackwater Master Fund	–	43,800,324	n/a	43,800,324
Futures	8,141,255	–	n/a	8,141,255
Forwards	–	737,671	n/a	737,671
Options Purchased	1,507	–	n/a	1,507

Total Assets	8,142,762	44,537,995	n/a	52,680,757

Liabilities
Futures	2,838,249	–	n/a	2,838,249
Forwards	–	168,277	n/a	168,277
Options Written	3,460	–	n/a	3,460

Total Liabilities	2,841,709	168,277	n/a	3,009,986

Unrealized currency gain				2,893,771

*Net fair value	5,301,053	44,369,718	n/a	52,564,542

* This amount comprises the “Total net unrealized gain on open contracts”, “Investment in Blackwater Master Fund”, and “Options purchased” and “Options written” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2012 to September 30, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Summarized information reflecting the total assets, liabilities and capital of Blackwater Master Fund is shown in the following tables.
                            September 30, 2012

	Total Assets	Total Liabilities	Total Capital
Blackwater Master Fund	$71,962,614	$1,512,696	$70,449,918

                            December  31, 2011

	Total Assets	Total Liabilities	Total Capital
Blackwater Master Fund	$83,066,066	$176,287	$82,889,779

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Summarized information for the Partnership’s investment in, and the operations of, Blackwater Master Fund is shown in the following tables:
                      September 30, 2012                                            For the three months ended September 30, 2012

	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income	Investment Objective	Redemption Permitted
	%	$	$
Blackwater Master Fund	17.6	33,980,089	551,373	Commodity	Monthly
				Portfolio

                   September 30, 2012                                          For the nine months ended September 30, 2012

	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Loss	Investment Objective	Redemption Permitted
	%	$	$
Blackwater Master Fund	17.6	33,980,089	(5,123,585)	Commodity	Monthly
				Portfolio

                      December 31, 2011          For the three and nine months ended September 30, 2011

	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income	Investment Objective	Redemption Permitted
	%	$	$
* Blackwater Master Fund	16.4	43,800,324	–	Commodity	Monthly
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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2012, the Partnership owned approximately 48.2% of Blackwater Master Fund.  At December 31, 2011, the Partnership owned approximately 52.8% of Blackwater Master Fund.  It is the Partnership’s intention to continue to invest in Blackwater Master Fund.  The performance of the Partnership is directly affected by the performance of Blackwater Master Fund.

The tables below represent summarized Income Statement information for Blackwater Master Fund for the three and nine months ended September 30, 2012, to meet the requirements of Regulation S-X rule 3-09, as follows:
For the Three Months Ended September 30, 2012	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
Blackwater Master Fund	12,124	(21,038)	1,160,184	1,139,146

For the Nine Months Ended September 30, 2012	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Blackwater Master Fund	31,704	(91,781)	(10,499,005)	(10,590,786)

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

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2011 tax years

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than disclosed below.

Effective the close of business on October 31, 2012, the General Partner terminated the management agreement dated as of November 1, 1994 and as amended on November 30, 2000, between the General Partner, JWH and the Partnership.  Consequently, JWH ceased all trading on behalf of the Partnership effective October 31, 2012.

Effective the close of business on October 31, 2012, the General Partner terminated the management agreement dated as of November 1, 1994, among the General Partner, Chesapeake and the Partnership.  Consequently, Chesapeake ceased all trading on behalf of the Partnership effective October 31, 2012.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2012, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 22.14%; Currency 29.75%; Equity 25.92%; and Commodity 22.19%.

Liquidity.  The Partnership deposits its assets with MS&Co. and MSIP as clearing commodity brokers in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of September 30, 2012, approximately 90.10% of the Partnership’s total investments are futures contracts which are exchange-traded while approximately 9.90% are forward contracts which are off-exchange traded.

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

Winton trades the allocated portion of the Partnership’s assets in accordance with its Diversified Program, a proprietary, systematic trading system.  The Diversified Program trades approximately 95 futures and forward contracts on U.S. and non-U.S. exchanges and markets.

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

The following table sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending September 30, 2012 and June 30, 2012, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of September 30, 2012 (%)	Allocations as of June 30, 2012 (%)	Allocations as of September 30, 2012($)	Allocations as of June 30, 2012 ($)	Change during the period (%)

JWH	9.32	9.75	17,985,746	20,468,501	(12.13)
Campbell	3.56	4.14	6,861,743	8,682,074	(20.97)
Chesapeake	9.81	9.39	18,937,514	19,710,659	(3.92)
Winton	20.57	21.45	39,694,538	45,046,588	(11.88)
Aspect	22.03	20.73	42,499,283	43,525,327	(2.36)
Rotella	17.21	17.27	33,208,530	36,271,247	(8.44)
Blackwater	17.50	17.27	33,770,849	36,268,979	(6.89)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 28 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized” trading profit (loss) and “Unrealized appreciation (depreciation) on Investment in Blackwater Master Fund” for open (unrealized) contracts, and recorded as “Net realized” trading profit (loss) and “Realized profit (loss) on Investment in Blackwater Master Fund” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2012
The Partnership recorded total trading results including interest income totaling $893,618 and net expenses totaling $3,870,224, resulting in a net loss of $2,976,606 for the three months ended September 30,

2012.  The Partnership’s net asset value per Unit decreased from $17.54 at June 30, 2012 to $17.25 at September 30, 2012.

During the third quarter, the Partnership posted a loss in Net Asset Value as losses from trading energies and metals offset gains from trading global interest rates, agriculturals, and currencies. Trading results in the global stock index sector were relatively flat and had no material impact on the Partnership’s performance for the third quarter. The most significant losses were incurred within the energy sector throughout a majority of the quarter. During July, losses were experienced from short futures positions in crude oil and its related products as prices advanced on rising concern that instability in the Middle East will disrupt supplies from a region responsible for about one-third of world production. During September, losses were experienced from long positions in crude oil and its related products as prices declined after U.S. crude inventories surged the most since March as production and imports rebounded from Hurricane Isaac. Within the metals sector, losses were experienced primarily during September from short futures positions in aluminum and nickel as prices moved higher amid signs of increased infrastructure spending by the Chinese government, spurring speculation of a boost in metals demand. The Partnership’s losses for the quarter were offset by gains achieved within the global interest rate markets, primarily during July, from long positions in European and U.S. fixed income futures as prices advanced as a euro-area report showing inflation held at the slowest since February 2011 added to signs the region is headed for a recession. Within the agricultural sector, gains were recorded primarily in July from long positions in soybean and corn futures as prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output. Within the currency sector, gains were achieved primarily during

July from short positions in the euro as the value of the euro declined to the lowest level against the U.S. dollar in more than two years after European Central Bank President Mario Draghi said the currency bloc still faces risks after policy makers cut interest rates to a record low.

The Partnership recorded total trading results including interest income totaling $(16,758,774) and net expenses totaling $13,263,275, resulting in a net loss of $30,022,049 for the nine months ended September 30, 2012.  The Partnership’s net asset value per Unit decreased from $19.65 at December 31, 2011 to $17.25 at September 30, 2012.

During the first nine months of the year, the Partnership posted a loss in Net Asset Value as losses from trading currencies, global stock indices, metals, energies, and agriculturals more than offset gains from trading global interest rates. The most significant trading losses were incurred within the currency sector, primarily during June, from short positions in the euro versus the U.S. dollar as the value of the euro increased after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. Smaller losses in currencies were recorded throughout the majority of the first quarter. Within the global stock index sector, losses were incurred primarily during April and May from long positions in Pacific Rim, European, and U.S. equity index futures as prices declined amid mounting concern about the European region’s debt crisis. Additional losses were recorded during June from newly established short positions in European and Pacific Rim equity index futures. Within the metals sector, losses were incurred primarily during January from short futures positions in silver, aluminum, and zinc as prices advanced on speculation metals demand will be supported by economic expansion in the U.S.

and an easing credit policy in China. Within the energy sector, losses were incurred primarily during May from long futures positions in crude oil and its related products as prices declined after crude stockpiles increased in the U.S., the world’s largest energy consumer. Within the agricultural markets, losses were incurred primarily during June and September. During June, losses were incurred from short positions in sugar and coffee futures as prices increased on signs that rains will delay the harvests in Brazil. During September, losses were incurred from long futures positions in the soybean complex as prices fell on speculation that favorable weather in August limited crop damage caused by the severe drought in June and July in the U.S. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global interest rate sector, primarily during April and May, from long positions in European, U.S., and Australian fixed-income futures as prices advanced as Greece failed to form a unified government, increasing concern Europe’s debt crisis is worsening and spurring demand for the relative “safety” of government debt. Additional gains were achieved during July from long positions in European and U.S. fixed income futures as prices advanced as a euro-area report showing inflation held at the slowest since February 2011 added to signs the region is headed for a recession.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended September 30, 2012 and for the twelve months ended December 31, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2012, the Partnership’s total capitalization was approximately $193 million.
                                     September 30, 2012
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$9,753,727	5.05%

Interest Rate	7,259,210	3.76%

Equity	8,499,357	4.40%

Commodity	7,277,158	3.77%

Total	$32,789,452	16.98%

                                     Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	9,753,727	6,237,477	7,877,602
Interest Rate	9,339,045	6,259,790	7,692,764
Equity	8,499,357	3,238,625	5,765,722
Commodity	9,104,264	7,075,249	7,995,597
* Average month-end VaR

As of December 31, 2011 the Partnership’s total capitalization was approximately $268 million.
                         December 31, 2011
Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$9,276,378	3.46%

Interest Rate	9,704,749	3.62%

Equity	3,314,797	1.24%

Commodity	11,625,322	4.34%

Total	$33,921,246	12.66%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	11,845,242	3,580,891	6,045,844
Interest Rate	12,428,856	1,841,853	6,462,663
Equity	8,914,890	2,455,229	4,218,107
Commodity	11,765,967	3,370,882	7,714,770
*Average month-end VaR.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2012.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, those described in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 (the “Second Quarter Form 10-Q”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or the Second Quarter Form 10-Q or concern new actions that have been filed since the Second Quarter Form 10-Q:

The Company
Residential Mortgage and Credit Crisis Related Matters.
Class Actions.
On September 12, 2012, the Company filed its answer to the third amended complaint in In re Morgan Stanley Pass-Through Certificates Litigation. On September 20, 2012, the plaintiffs filed a motion seeking to expand the offerings at issue in the litigation, relying on recent precedent from the United States Court of Appeals for the Second Circuit (“Second Circuit”). Defendants have opposed the motion. If the motion is granted, plaintiffs will be purporting to represent investors who purchased approximately $7.82 billion in mortgage pass through certificates issued in 2006 by thirteen trusts.

Other Litigation.
On August 17, 2012, the court in Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion for summary judgment with respect to the plaintiffs’ fraud claim, denied the Company’s motion for summary judgment with respect to the plaintiffs’ aiding and abetting fraud claim, and ordered plaintiffs to show cause why the negligent misrepresentation claim should not be dismissed. The court dismissed all or part of the claims of three of the fifteen plaintiffs based on lack of standing or reliance and plaintiffs have moved for reconsideration of the dismissal. On September 17,

2012, plaintiffs filed expert reports with the court alleging that they are seeking $713 million in compensatory damages on behalf of all fifteen plaintiffs. On October 5, 2012, the court ruled that plaintiffs sufficiently showed cause as to why the negligent misrepresentation claim against the Company should not be dismissed.

On October 2, 2012, the court in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied, in substantial part, defendants’ motion to dismiss plaintiff’s amended complaints.

On October 11, 2012, defendants filed motions to dismiss the amended complaint in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in Part II, Item 1A, Risk Factors in the Partnership’s Report on Form 10-Q for the quarter ended June 30, 2012 other than as set forth below.

Speculative position and trading limits may reduce profitability.
The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures.  The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits.  Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

In October 2011, the CFTC adopted new rules governing position limits.  In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s general partner, Ceres Managed Futures LLC, is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George will be appointed a director of Ceres.

Damian George, age 45, has been a Director of the General Partner since November 2012.  Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association.  Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group.  Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney.  From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group.  From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets Inc.  Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University.  Mr. George is a Certified Public Accountant.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 13, 2012	By:	/s/Damian George
Damian George
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.