Form 10-Q
period 2013-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2013-11-14
CIK 925306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 or

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

As of September 30, 2013, 8,687,176.283 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2013 and December 31, 2012	2

	Condensed Schedule of Investments as of September 30, 2013	3

	Condensed Schedule of Investments as of December 31, 2012	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 and 2012	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2013 and 2012	6

	Notes to Financial Statements	7-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41-49

Item 4.	Controls and Procedures	49-50

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	51-62

Item 1A.	Risk Factors	62

Item 4.	Mine Safety Disclosures	62

Item 6.	Exhibits	62-63

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS	$	$

Trading Equity:
Investment in Blackwater Master Fund	35,951,049	43,685,685

Unrestricted cash	97,819,335	120,032,935
Restricted cash	11,298,678	14,361,905

Total cash	109,118,013	134,394,840

Net unrealized loss on open contracts (MS&Co.)	(3,284,978)	(1,017,450)
Net unrealized loss on open contracts (MSIP)	–	(24,094)

Total net unrealized loss on open contracts	(3,284,978)	(1,041,544)

Total Trading Equity	141,784,084	177,038,981

Interest receivable (MS&Co.)	1,076	5,291

Total Assets	141,785,160	177,044,272

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	2,599,884	3,098,948
Accrued brokerage fees (MS&Co.)	707,933	863,648
Accrued management fees	161,627	199,286

Total Liabilities	3,469,444	4,161,882

Partners’ Capital:

Limited Partners (8,687,176.283 and 10,222,252.707 Units, respectively)	136,732,493	170,851,495
General Partner (100,585.879 and 121,510.879 Units, respectively)	1,583,223	2,030,895

Total Partners’ Capital	138,315,716	172,882,390

Total Liabilities and Partners’ Capital	141,785,160	177,044,272

NET ASSET VALUE PER UNIT	15.74	16.71

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2013 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(369,928)	(0.27)
Equity	(483,858)	(0.35)
Foreign currency	1,236,933	0.89
Interest rate	589,269	0.43

Total Futures and Forward Contracts Purchased	972,416	0.70

Futures and Forward Contracts Sold

Commodity	274,033	0.20
Equity	(9,209)	(0.01)
Foreign currency	(408,708)	(0.30)
Interest rate	(655,088)	(0.47)

Total Futures and Forward Contracts Sold	(798,972)	(0.58)

Unrealized Currency Loss	(3,458,422)	(2.50)

Net fair value	(3,284,978)	(2.38)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2013	2012	2013	2012
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	7,956	37,541	48,276	94,796

EXPENSES
Brokerage fees (MS&Co.)	2,215,686	3,141,670	7,279,603	10,590,028
Management fees	505,693	779,275	1,669,570	2,741,448

Total Expenses	2,721,379	3,920,945	8,949,173	13,331,476
Management fee waived	–	(50,721)	–	(68,201)
Net Expenses	2,721,379	3,870,224	8,949,173	13,263,275

NET INVESTMENT LOSS	(2,713,423)	(3,832,683)	(8,900,897)	(13,168,479)

TRADING RESULTS
Trading profit (loss):
Net realized	(727,500)	(2,440,393)	4,171,657	(6,546,007)
Net change in unrealized	(2,046,097)	2,745,098	(2,243,436)	(5,184,518)
Net realized gain (loss) on Investment in Blackwater Master Fund	(790,802)	(784,587)	530,982	(4,219,209)
Net change in unrealized appreciation (depreciation) on Investment in Blackwater Master Fund	(678,759)	1,335,959	(2,067,057)	(903,836)

Total Trading Results	(4,243,158)	856,077	392,146	(16,853,570)

NET LOSS	(6,956,581)	(2,976,606)	(8,508,751)	(30,022,049)

NET LOSS ALLOCATION

Limited Partners	(6,880,216)	(2,938,337)	(8,411,098)	(29,665,351)
General Partner	(76,365)	(38,269)	(97,653)	(356,698)

NET LOSS PER UNIT *

Limited Partners	(0.76)	(0.29)	(0.97)	(2.40)
General Partner	(0.76)	(0.29)	(0.97)	(2.40)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	9,121,585.596	11,703,674.930	9,616,842.637	12,591,218.227

* Based on change in net asset value per Unit.
The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2012	10,343,763.586	170,851,495	2,030,895	172,882,390

Net Loss	–	(8,411,098)	(97,653)	(8,508,751)

Redemptions	(1,556,001.424)	(25,707,904)	(350,019)	(26,057,923)

Partners’ Capital,
September 30, 2013	8,787,762.162	136,732,493	1,583,223	138,315,716

Partners’ Capital,
December 31, 2011	13,634,214.779	264,947,461	2,963,401	267,910,862

Net Loss	–	(29,665,351)	(356,698)	(30,022,049)

Redemptions	(2,449,543.666)	(44,630,606)	(300,004)	(44,930,610)

Partners’ Capital,
September 30, 2012	11,184,671.113	190,651,504	2,306,699	192,958,203

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing commodity broker for the Partnership.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and nine months ended September 30, 2013 and 2012 were as follows:

For the Three Months                                                        For the Nine Months
Ended September 30,                                                          Ended September 30,

	2013	2012	2013	2012
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 16.50	$ 17.54	$ 16.71	$ 19.65

Interest Income	– (3)	– (3)	0.01	0.01
Expenses	(0.30)	(0.33) *	(0.94)	(1.07) *
Realized/Unrealized Income (Loss) (1)	(0.46)	0.04	(0.04)	(1.34)
Net Loss	(0.76)	(0.29)	(0.97)	(2.40)

Net asset value, September 30:	$ 15.74	$ 17.25	$ 15.74	$ 17.25

Ratios to average net assets:
Net Investment Loss (2)	(7.5)%	(7.5)%	(7.5)%	(7.7)%
Expenses before Incentive Fees (2)	7.6%	7.6% **	7.6%	7.8%**
Expenses after Incentive Fees (2)	7.6%	7.6% **	7.6%	7.8%**
Net Loss (2)	(19.3)%	(5.8)%	(7.2)%	(17.7)%
Total return before incentive fees	(4.6)%	(1.7)%	(5.8)%	(12.2)%
Total return after incentive fees	(4.6)%	(1.7)%	(5.8)%	(12.2)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Units.

*	Expenses per Unit would have been $(0.34) and $(1.07) for the three and nine months ended September 30, 2012, respectively, had it not been for the management fee waived by Chesapeake.

**	Such percentage is after waiver of management fees. Chesapeake voluntarily waived a portion of the management fee (equal to 0.03% of the average net assets for each period).

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

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss) and “Net change in unrealized appreciation (depreciation) on Investment in Blackwater Master Fund” on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2013	(3,674,974)	389,996	(3,284,978)	Mar. 2018	Mar. 2014
Dec. 31, 2012	(1,651,077)	609,533	(1,041,544)	Jun. 2017	Apr. 2013

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

The net unrealized gains (losses) on open contracts are further disclosed by type of contract and corresponding fair value level in Note 6. Fair Value Measurements and Disclosures.

The Partnership also has credit risk because MS&Co. and/or MSCG act as the futures commission merchants or the counterparties with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash  held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which in the aggregate, totaled $105,443,039 and $132,743,763 at September 30, 2013 and December 31, 2012, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a master netting agreement with each counterparty.  The primary terms are based on industry standard master agreements.  These agreements, which seek to reduce both the
Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled on termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  Derivatives and Hedging
The Partnership’s objective is to profit from speculative trading in Futures Interests.  Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy.  As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based on an industry convention.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

generally accepted in the United States of America (“U.S. GAAP”) and those entities that prepare their financial statements on the basis of International Financial Reporting Standards.  The new guidance did not have a significant impact on the Partnership’s financial statements.

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2013 and December 31, 2012, respectively.

Offsetting of Derivative Assets and Liabilities as of September 30, 2013:
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	1,701,909	(1,332,885)	369,024
Forwards	747,966	(144,574)	603,392

Total Assets	2,449,875	(1,477,459)	972,416

Liabilities
Futures	609,231	(1,194,807)	(585,576)
Forwards	63,769	(277,165)	(213,396)

Total Liabilities	673,000	(1,471,972)	(798,972)

Unrealized currency loss			(3,458,422)

Total net unrealized loss on
open contracts			(3,284,978)

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of December 31, 2012:
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	2,872,825	(1,799,781)	1,073,044
Forwards	516,855	(488,546)	28,309

Total Assets	3,389,680	(2,288,327)	1,101,353

Liabilities
Futures	1,208,530	(449,500)	759,030
Forwards	758,198	(176,974)	581,224

Total Liabilities	1,966,728	(626,474)	1,340,254

Unrealized currency loss			(3,483,151)

Total net unrealized loss on
open contracts			(1,041,544)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2013:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$
Commodity	120,484	(490,412)	592,259	(318,226)	(95,895)	1,305
Equity	271,975	(755,833)	2,381	(11,590)	(493,067)	1,455
Foreign currency	1,394,628	(157,695)	78,100	(486,808)	828,225	4,205
Interest rate	662,788	(73,519)	260	(655,348)	(65,819)	3,436
Total	2,449,875	(1,477,459)	673,000	(1,471,972)	173,444

Unrealized currency loss					(3,458,422)
Total net unrealized loss on open contracts					(3,284,978)

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	503,509	(759,234)	451,092	(401,945)	(206,578)	1,895
Equity	1,289,387	(324,377)	33	(9,417)	955,626	1,525
Foreign currency	751,769	(682,406)	1,511,142	(188,174)	1,392,331	4,077
Interest rate	845,015	(522,310)	4,461	(26,938)	300,228	6,112
Total	3,389,680	(2,288,327)	1,966,728	(626,474)	2,441,607

Unrealized currency loss					(3,483,151)
Total net unrealized loss on open contracts					(1,041,544)

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	–	6
Options written	–	6

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2013 and 2012, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Type of Instrument	$	$

Commodity	(5,314,618)	3,735,077
Equity	3,097,955	7,034,165
Foreign currency	(1,029,314)	(140,780)
Interest rate	(1,010,491)	(10,261,045)
Unrealized currency gain	13,310	24,729
Total	(4,243,158)	392,146

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Trading Results	$	$

Net realized	(727,500)	4,171,657
Net change in unrealized	(2,046,097)	(2,243,436)
Net realized gain (loss) on Investment in Blackwater Master Fund	(790,802)	530,982
Net change in unrealized depreciation on Investment in Blackwater Master Fund	(678,759)	(2,067,057)
Total Trading Results	(4,243,158)	392,146

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in Blackwater Master Fund	–	35,951,049	n/a	35,951,049
Futures	2,311,140	–	n/a	2,311,140
Forwards	–	811,735	n/a	811,735

Total Assets	2,311,140	36,762,784	n/a	39,073,924

Liabilities
Futures	2,527,692	–	n/a	2,527,692
Forwards	–	421,739	n/a	421,739

Total Liabilities	2,527,692	421,739	n/a	2,949,431

Unrealized currency loss				(3,458,422)

*Net fair value	(216,552)	36,341,045	n/a	32,666,071

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in Blackwater Master Fund	–	43,685,685	n/a	43,685,685
Futures	4,081,355	–	n/a	4,081,355
Forwards	–	1,275,053	n/a	1,275,053

Total Assets	4,081,355	44,960,738	n/a	49,042,093

Liabilities
Futures	2,249,281	–	n/a	2,249,281
Forwards	–	665,520	n/a	665,520

Total Liabilities	2,249,281	665,520	n/a	2,914,801

Unrealized currency loss				(3,483,151)

*Net fair value	1,832,074	44,295,218	n/a	42,644,141

* This amount comprises the “Total net unrealized loss on open contracts” and “Investment in Blackwater Master Fund” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2013 to September 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Summarized information reflecting the total assets, liabilities and capital of Blackwater Master Fund as of September 30, 2013 and December 31, 2012, is shown in the following tables.

September 30, 2013

	Total Assets	Total Liabilities	Total Capital
Blackwater Master Fund	$67,685,982	$1,652,272	$66,033,710

December  31, 2012

	Total Assets	Total Liabilities	Total Capital
Blackwater Master Fund	$82,996,036	$1,069,352	$81,926,684

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Summarized information for the Partnership’s investment in, and the operations of, Blackwater Master Fund as of September 30, 2013 and December 31, 2012, is shown in the following tables:

September 30, 2013                                                                    For the three months ended September 30, 2013
	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Loss	Investment Objective	Redemption Permitted
	%	$	$
Blackwater Master Fund	26.0	35,951,049	(1,469,562)	Commodity	Monthly
				Portfolio

September 30, 2013                                            For the nine months ended September 30, 2013
	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Loss	Investment Objective	Redemption Permitted
	%	$	$
Blackwater Master Fund	26.0	35,951,049	(1,536,076)	Commodity	Monthly
				Portfolio

December 31, 2012                                            For the three months ended September 30, 2012
	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Loss	Investment Objective	Redemption Permitted
	%	$	$
Blackwater Master Fund	25.3	43,685,685	551,373	Commodity	Monthly
				Portfolio

December 31, 2012                                            For the nine months ended September 30, 2012
	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Loss	Investment Objective	Redemption Permitted
	%	$	$
Blackwater Master Fund	25.3	43,685,685	(5,123,585)	Commodity	Monthly
				Portfolio

The Partnership’s investment into Blackwater Master Fund does not pay any management, incentive, or administrative fees.  These fees are paid by the Partnership.  The Partnership reimburses Blackwater Master Fund for all brokerage related fees borne by Blackwater Master Fund on behalf of the Partnership’s investment.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2013 and December 31, 2012, the Partnership owned approximately 54.4% and 53.3%, respectively, of Blackwater Master Fund.  It is the Partnership’s intention to continue to invest in Blackwater Master Fund.  The performance of the Partnership is directly affected by the performance of Blackwater Master Fund.

The tables below represent summarized income statement information for Blackwater Master Fund for the three and nine months ended September 30, 2013 and 2012, to meet the requirements of Regulation S-X rule 3-09, as follows:
For the Three Months Ended September 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Blackwater Master Fund	3,515	(20,014)	(2,708,600)	(2,728,614)

For the Nine Months Ended September 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Blackwater Master Fund	20,382	(79,090)	(2,792,564)	(2,871,654)

For the Three Months Ended September 30, 2012	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Blackwater Master Fund	12,124	(21,038)	1,160,184	1,139,146

For the Nine Months Ended September 30, 2012	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Blackwater Master Fund	31,704	(91,781)	(10,499,005)	(10,590,786)

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2013, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 13.58%; Currency 30.94%; Equity 35.14%; and Commodity 20.34%.

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

As of September 30, 2013, approximately 79.41% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 20.59% is forward contracts which are off-exchange traded.

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

Aspect’s Diversified Program trades in over 100 markets in the seven major sectors:  currencies, energy, metals, stock indices, bonds, agricultural commodities and interest rates implementing momentum strategies.  Aspect is constantly examining new liquid and uncorrelated markets to incorporate in the program with the aim of improving its reward/risk ratio and capacity.  Aspect has no market or sector preferences, believing that, allowing for liquidity effects, equal profitability can be achieved in the long-term in all markets.

The key factors in determining the asset allocation are correlation and liquidity.  Correlations are analyzed at the sector, sub-sector, economic block and market levels to design a portfolio which is highly diversified.

Blackwater trades its Global Program on behalf of the Partnership.  Blackwater utilizes medium and long- term, systematic technical models to trade global futures and foreign exchange markets.  The models are designed to establish positions when market behavior exhibits a high probability of an emerging sustained move.  Blackwater seeks to aggressively protect open equity after profit targets have been reached, limiting sharp reversals and drawdowns.  It incorporates strict money management techniques based on individual market, sector and portfolio levels in order to reduce volatility.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending September 30, 2013 and June 30, 2013, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of September 30, 2013 (%)	Allocations as of June 30, 2013 (%)	Allocations as of September 30, 2013($)	Allocations as of June 30, 2013 ($)	Change during the period (%)

Aspect	28.03	27.62	38,774,460	42,303,557	(8.34)
Blackwater	25.83	26.43	35,728,567	40,481,884	(11.74)
Winton	20.52	20.82	28,385,065	31,891,145	(10.99)
Rotella	19.74	19.10	27,305,090	29,250,464	(6.65)
Campbell	5.87	6.03	8,122,536	9,232,387	(12.02)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 28 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized” trading profit (loss) and “Net change in unrealized appreciation (depreciation) on Investment in Blackwater Master Fund” for open contracts, and recorded as “Net realized” trading profit (loss) and “Net realized gain (loss) on Investment in Blackwater Master Fund” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2013
The Partnership recorded total trading results including interest income totaling $(4,235,202) and expenses totaling $2,721,379, resulting in a net loss of $6,956,581 for the three months ended September 30, 2013.

The Partnership’s net asset value per Unit decreased from $16.50 at June 30, 2013 to $15.74 at September 30, 2013.

During the third quarter, the Partnership posted a loss in net asset value as trading losses in metals, energies, currencies, and global interest rates more than offset gains from trading global stock indices.  Trading results from the agricultural sector were relatively flat for the quarter and had no material impact on the Fund’s performance.  The most significant losses were incurred within the metals sector, primarily during August, from short industrial and precious metals futures positions. Improving economic data from China pushed industrial metals prices higher, while weaker U.S. economic data sent precious metals prices higher.   In the energy sector, losses were experienced during September from long positions in gasoil, gasoline, and crude oil futures as prices declined amid concern a potential shutdown of the U.S. government may reduce demand in the world’s largest oil consumer.  Within the currency markets, losses were incurred primarily during July from short positions in the Canadian dollar versus the U.S. as the value of the Canadian dollar advanced after signs of a recovery in the U.S. added to speculation the Bank of Canada will consider tightening monetary policy before the end of next year.  Within the global interest rate sector, losses were incurred primarily during September from short positions in European bond futures as prices advanced after European Central Bank President Mario Draghi said he would consider additional stimulus measures into the banking system to stop borrowing costs from rising.  A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector during  July and September from long positions in U.S., European, and Asian equity index futures as prices advanced amid optimism central banks will maintain loose monetary policies to boost economic growth.

The Partnership recorded total trading results including interest income totaling $440,422 and expenses totaling $8,949,173, resulting in a net loss of $8,508,751 for the nine months ended September 30, 2013.  The Partnership’s net asset value per Unit decreased from $16.71 at December 31, 2012 to $15.74 at September 30, 2013.

During the first nine months of the year, the Partnership posted a loss in net asset value as losses from trading global interest rate futures, energies, and currencies more than offset gains from trading global stock indices, metals, and agriculturals. The most significant losses were incurred within the global interest rate sector primarily during May from long positions in U.S. and European fixed income futures as prices reversed lower following a positive U.S. employment report and a rise in German sentiment. Additional losses in this sector were recorded during January from long positions in U.S. and European fixed income futures as prices fell amid positive economic reports. In the energy sector, losses were incurred during February due primarily to long positions in crude oil futures as prices fell on reports of an increase in U.S. stockpiles.  Additional losses in the energy sector were recorded during September from long positions in gasoil, gasoline, and crude oil futures as prices declined amid concern a potential shutdown of the U.S. government may reduce demand in the world’s largest oil consumer.  Within the currency sector, losses were incurred during June from short positions in the Japanese yen versus the U.S. dollar as the value of the yen rose on speculation the Bank of Japan may limit its monetary stimulus program to a two-year period. Meanwhile, long positions in the Swiss franc, euro, and British pound recorded losses as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of June on concern of weakness in European economies. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global stock index sector, primarily during January, from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports.   These gains were further supplemented by profits from long positions in stock index futures during March, April, May, and September.  Gains were also achieved within the agricultural complex, primarily during February, from short positions in wheat futures as prices declined as snowstorms in the Great Plains eased drought concerns for the U.S. crop.  Additional gains in this sector were recorded from short positions in sugar futures as prices moved lower on forecasts of large crop yields in Brazil and Thailand.Within the metals sector, gains were achieved primarily during April, from short positions in gold and silver futures as precious metals prices fell sharply at mid-month on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves. Profits from short gold futures positions were also recorded during June.  Meanwhile, additional gains during April were recorded from short positions in copper futures as prices fell on speculation of reduced demand from China following the release of lower than expected GDP figures in that nation.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed upon settlement date.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2013, and December 31, 2012, and the highest, lowest and average values during the three months ended September 30, 2013, and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2013, the Partnership’s total capitalization was approximately $138 million.

 September 30, 2013

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$6,489,387	4.69

Interest Rate	2,847,575	2.06

Equity	7,371,394	5.33

Commodity	4,267,977	3.09

Total	$20,976,333	15.17

Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	6,489,387	4,415,006	5,177,600
Interest Rate	3,145,172	1,720,155	2,425,380
Equity	7,685,659	2,756,022	5,151,775
Commodity	6,431,037	1,696,070	5,339,281
* Average month-end VaR.

As of December 31, 2012 the Partnership’s total capitalization was approximately $173 million.
December 31, 2012
Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$10,021,304	5.80

Interest Rate	4,572,340	2.64

Equity	8,760,371	5.07

Commodity	4,834,903	2.80

Total	$28,188,918	16.31

Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	13,071,298	6,237,477	9,302,590
Interest Rate	12,456,365	4,566,821	8,014,169
Equity	10,024,107	3,238,625	6,691,066
Commodity	12,830,643	3,576,262	8,682,928
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2013.

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

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the

Securities Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the Securities and Exchange Commission (“SEC”) that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, over-the-counter (“OTC”) swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The

Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and

Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre-

and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

10.01	Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto dated as of November 12, 2013.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 14, 2013	By:	/s/Alice Lonero
Alice Lonero
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.