Form 10-Q
period 2014-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2014-11-12
CIK 925306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014 or

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
522 Fifth Avenue
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

As of September 30, 2014, 6,115,846.887 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2014 and December 31, 2013	2

	Condensed Schedule of Investments as of September 30, 2014	3

	Condensed Schedule of Investments as of December 31, 2013	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2014 and 2013	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2014 and 2013	6

	Notes to Financial Statements	7-29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43-50

Item 4.	Controls and Procedures	50-51

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	52-69

Item 1A.	Risk Factors	69

Item 4.	Mine Safety Disclosures	69

Item 6.	Exhibits	69-70

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS	$	$

Trading Equity:
Investment in Blackwater Master Fund	17,938,739	33,548,272

Unrestricted cash	81,035,887	91,751,066
Restricted cash	11,468,363	12,312,414

Total cash	92,504,250	104,063,480

Net unrealized gain (loss) on open contracts	(484,164)	1,225,590

Total Trading Equity	109,958,825	138,837,342

Interest receivable	292	1,241

Total Assets	109,959,117	138,838,583

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable to Limited Partners	3,272,333	3,062,360
Redemptions payable to General Partner	75,648	–

Total redemptions payable	3,347,981	3,062,360

Accrued brokerage fees	361,347	687,693
Accrued management fees	113,038	142,659

Total Liabilities	3,822,366	3,892,712

Partners’ Capital:

Limited Partners (6,115,801.887 and 8,052,816.352 Units, respectively)	104,990,592	133,281,088
General Partner (66,764.850 and 100,585.879 Units, respectively)	1,146,159	1,664,783

Total Partners’ Capital	106,136,751	134,945,871

Total Liabilities and Partners’ Capital	109,959,117	138,838,583

NET ASSET VALUE PER UNIT	17.17	16.55

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2014 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(970,047)	(0.92)
Equity	(426,070)	(0.40)
Foreign currency	(2,379,896)	(2.24)
Interest rate	464,166	0.44

Total Futures and Forward Contracts Purchased	(3,311,847)	(3.12)

Futures and Forward Contracts Sold

Commodity	2,634,198	2.48
Equity	48,897	0.05
Foreign currency	3,590,627	3.38
Interest rate	(639)	– (1)

Total Futures and Forward Contracts Sold	6,273,083	5.91

Unrealized Currency Loss	(3,445,400)	(3.25)

Net fair value	(484,164)	(0.46)

(1)  Amount less than 0.005%.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2014	2013	2014	2013
	$	$	$	$
INVESTMENT INCOME
Interest income	2,830	7,956	14,824	48,276

EXPENSES
Brokerage fees	1,084,892	2,215,686	4,133,321	7,279,603
Management fees	338,169	505,693	1,090,314	1,669,570

Total Expenses	1,423,061	2,721,379	5,223,635	8,949,173

NET INVESTMENT LOSS	(1,420,231)	(2,713,423)	(5,208,811)	(8,900,897)

TRADING RESULTS
Trading profit (loss):
Net realized	4,321,398	(727,500)	9,216,464	4,171,657
Net change in unrealized	197,490	(2,046,097)	(1,709,754)	(2,243,436)
Net realized gain (loss) on Investment in Blackwater Master Fund	1,635,690	(790,802)	1,780,992	530,982
Net change in unrealized depreciation on Investment in Blackwater Master Fund	(97,422)	(678,759)	(1,091,699)	(2,067,057)

Total Trading Results	6,057,156	(4,243,158)	8,196,003	392,146

NET INCOME (LOSS)	4,636,925	(6,956,581)	2,987,192	(8,508,751)

NET INCOME (LOSS) ALLOCATION

Limited Partners	4,569,508	(6,880,216)	2,930,110	(8,411,098)
General Partner	67,417	(76,365)	57,082	(97,653)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.72	(0.76)	0.62	(0.97)
General Partner	0.72	(0.76)	0.62	(0.97)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	6,571,153.914	9,121,585.596	7,223,733.848	9,616,842.637

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2013	8,153,402.231	133,281,088	1,664,783	134,945,871

Net Income	–	2,930,110	57,082	2,987,192

Redemptions	(1,970,835.494)	(31,220,606)	(575,706)	(31,796,312)

Partners’ Capital,
September 30, 2014	6,182,566.737	104,990,592	1,146,159	106,136,751

Partners’ Capital,
December 31, 2012	10,343,763.586	170,851,495	2,030,895	172,882,390

Net Loss	–	(8,411,098)	(97,653)	(8,508,751)

Redemptions	(1,556,001.424)	(25,707,904)	(350,019)	(26,057,923)

Partners’ Capital,
September 30, 2013	8,787,762.162	136,732,493	1,583,223	138,315,716

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

1.  Organization
Morgan Stanley Smith Barney Spectrum Technical L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments).  The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.,  Morgan Stanley Smith Barney Spectrum Strategic L.P., Morgan Stanley Smith Barney Spectrum Select L.P., and, prior, to September 30, 2014, Morgan Stanley Smith Barney Spectrum Global Balanced L.P.  (“Spectrum Global Balanced”) (collectively, the “Spectrum Series”).

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective October 1, 2014, the flat rate brokerage fee, equal to an annual rate of 4.0% of the Partnership’s net assets, was separated into (i) a general partner administrative fee payable to the General Partner equal to an annual rate of 2.0% of the Partnership’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of the Partnership’s net assets. The October 1, 2014 fee changes, in the aggregate, did not exceed the flat rate brokerage fee and, accordingly, there is no change to the aggregate fees incurred by the Partnership.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights

Financial Highlights for the three and nine months ended September 30, 2014 and 2013 were as follows:

                                                           For the Three Months                                   For the Nine Months
                                    Ended September 30,

	2014	2013	2014	2013
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 16.45	$ 16.50	$ 16.55	$ 16.71

Interest Income	– (3)	– (3)	– (3)	0.01
Expenses	(0.22)	(0.30)	(0.74)	(0.94)
Realized/Unrealized Income (Loss) (1)	0.94	(0.46)	1.36	(0.04)
Net Income	0.72	(0.76)	0.62	(0.97)

Net asset value, September 30:	$ 17.17	$ 15.74	$ 17.17	$ 15.74

Ratios to average net assets:
Net Investment Loss (2)	(5.3)%	(7.5)%	(6.1)%	(7.5)%
Expenses before Incentive Fees (2)	5.3%	7.6%	6.2%	7.6%
Expenses after Incentive Fees (2)	5.3%	7.6%	6.2%	7.6%
Total return before incentive fees	4.4%	(4.6)%	3.7%	(5.8)%
Total return after incentive fees	4.4%	(4.6)%	3.7%	(5.8)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amount less than $0.005 per Unit.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership may invest in affiliated underlying funds (“Master Fund(s)”).  The Partnership records its investment in a Master Fund at fair value on the basis of the net asset value of the Master Fund as of the Partnership’s reporting date.

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

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics, such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2014	(987,638)	503,474	(484,164)	Mar. 2019	Mar. 2015
Dec. 31, 2013	817,366	408,224	1,225,590	Jun. 2018	Jun. 2014

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract.  The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain (loss) amounts reflected in the Partnership’s Statements of Financial Condition.
The net unrealized gains (losses) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 6. Fair Value Measurements and Disclosures.

The Partnership also has credit risk because MS&Co. and/or MSCG act as the commodity futures broker, or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash  held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which in the aggregate, totaled $91,516,612 and $104,880,846 at September 30, 2014 and December 31, 2013, respectively.

                                                                                                                                                                                          - 14 -

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  The primary terms are based on industry standard master netting agreements. These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2014 and December 31, 2013, respectively.

Offsetting of Derivative Assets and Liabilities as of September 30, 2014:
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	4,904,348	(2,220,534)	2,683,814
Forwards	3,237,666	(2,960,244)	277,422

Total Assets	8,142,014	(5,180,778)	2,961,236

Liabilities
Futures	(2,220,534)	2,220,534	–
Forwards	(2,960,244)	2,960,244	–

Total Liabilities	(5,180,778)	5,180,778	–

Unrealized currency loss			(3,445,400)

Total net unrealized loss on
open contracts			(484,164)

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of December 31, 2013:
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	5,404,721	(1,139,524)	4,265,197
Forwards	728,738	(320,514)	408,224

Total Assets	6,133,459	(1,460,038)	4,673,421

Liabilities
Futures	(1,139,524)	1,139,524	–
Forwards	(320,514)	320,514	–

Total Liabilities	(1,460,038)	1,460,038	–

Unrealized currency loss			(3,447,831)

Total net unrealized gain on
open contracts			1,225,590

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The effect of Trading Activities on the Statements of Financial Condition as of September 30, 2014:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$
Commodity	176,960	(1,147,007)	2,694,589	(60,391)	1,664,151	1,644
Equity	370,844	(796,914)	57,210	(8,313)	(377,173)	1,385
Foreign currency	195,085	(2,574,981)	3,641,053	(50,426)	1,210,731	1,467
Interest rate	1,000,985	(536,819)	5,288	(5,927)	463,527	4,407
Total	1,743,874	(5,055,721)	6,398,140	(125,057)	2,961,236

Unrealized currency loss					(3,445,400)
Total net unrealized loss on open contracts					(484,164)

The effect of Trading Activities on the Statements of Financial Condition as of December 31, 2013:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	182,135	(386,829)	893,327	(124,717)	563,916	1,300
Equity	3,110,927	(1,174)	28,444	(5,500)	3,132,697	1,458
Foreign currency	539,752	(239,072)	601,972	(104,361)	798,291	4,080
Interest rate	152,993	(553,425)	623,909	(44,960)	178,517	3,501
Total	3,985,807	(1,180,500)	2,147,652	(279,538)	4,673,421

Unrealized currency loss					(3,447,831)
Total net unrealized gain on open contracts					1,225,590

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2014 and 2013, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2014, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2014	Ended September 30, 2014
Type of Instrument	$	$

Commodity	1,774,859	(3,093,638)
Equity	(727,478)	4,960,237
Foreign currency	3,235,068	(7,928,493)
Interest rate	1,834,896	14,300,042
Unrealized currency loss	(60,189)	(42,145)
Total	6,057,156	8,196,003

Line items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2014:
	For the Three Months	For the Nine Months
	Ended September 30, 2014	Ended September 30, 2014
Trading Results	$	$

Net realized	4,321,398	9,216,464
Net change in unrealized	197,490	(1,709,754)
Net realized gain on Investment in Blackwater Master Fund	1,635,690	1,780,992
Net change in unrealized depreciation on Investment in Blackwater Master Fund	(97,422)	(1,091,699)
Total Trading Results	6,057,156	8,196,003

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

September 30, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in Blackwater Master Fund	–	17,938,739	n/a	17,938,739
Futures	4,904,348	–	n/a	4,904,348
Forwards	220,654	3,017,012	n/a	3,237,666

Total Assets	5,125,002	20,955,751	n/a	26,080,753

Liabilities
Futures	2,220,534	–	n/a	2,220,534
Forwards	446,706	2,513,538	n/a	2,960,244

Total Liabilities	2,667,240	2,513,538	n/a	5,180,778

Unrealized currency loss				(3,445,400)

*Net fair value	2,457,762	18,442,213	n/a	17,454,575

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in Blackwater Master Fund	–	33,548,272	n/a	33,548,272
Futures	5,404,721	–	n/a	5,404,721
Forwards	–	728,738	n/a	728,738

Total Assets	5,404,721	34,277,010	n/a	39,681,731

Liabilities
Futures	1,139,524	–	n/a	1,139,524
Forwards	–	320,514	n/a	320,514

Total Liabilities	1,139,524	320,514	n/a	1,460,038

Unrealized currency loss				(3,447,831)

*Net fair value	4,265,197	33,956,496	n/a	34,773,862

* This amount comprises the “Net unrealized gain (loss) on open contracts” and “Investment in Blackwater Master Fund” on the Statements of Financial Condition.

During the period from January 1, 2014 to September 30, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Summarized information reflecting the total assets, liabilities and capital of Blackwater Master Fund as of September 30, 2014 and December 31, 2013, is shown in the following tables.
                                                             September 30, 2014

	Total Assets	Total Liabilities	Total Capital
Blackwater Master Fund	$27,337,271	$370,501	$26,966,770

                                                             December  31, 2013

	Total Assets	Total Liabilities	Total Capital
Blackwater Master Fund	$63,936,601	$610,828	$63,325,773

Summarized information for the Partnership’s investment in, as of September 30, 2014 and December 31, 2013, and the operations of, Blackwater Master Fund for the three and nine months ended September 30, 2014 and 2013, is shown in the following tables:

                                                  September 30, 2014                                                                                                          December 31, 2013

% of Partnership Net Assets	Fair Value	% of Partnership Net Assets	Fair Value
%	$	%	$
16.9	17,938,739	24.9	33,548,272

                                For the three months ended September 30, 2014                                                                                                                                                   For the nine months ended September 30, 2014
Partnership’s pro rata Net Income	Investment Objective	Redemption Permitted	Partnership’s pro rata Net Income	Investment Objective	Redemption Permitted
$			$
1,538,268	Commodity	Monthly	689,293	Commodity	Monthly
	Portfolio			Portfolio

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                         For the three months ended September 30, 2013                                                                                                                                         For the nine months ended September 30, 2013
Partnership’s pro rata Net Loss	Investment Objective	Redemption Permitted	Partnership’s pro rata Net Income	Investment Objective	Redemption Permitted
$			$
(1,140,985)	Commodity	Monthly	(1,536,076)	Commodity	Monthly
	Portfolio			Portfolio

Blackwater Master Fund does not pay any management or incentive fees related to the Partnership’s investment in the fund.  These fees are accrued and paid by the Partnership.  The Partnership reimburses Blackwater Master Fund for all brokerage related fees borne by Blackwater Master Fund on behalf of the Partnership’s investment.

As of September 30, 2014 and December 31, 2013, the Partnership owned approximately 66.5% and 53.0%, respectively, of Blackwater Master Fund.  It is the Partnership’s intention to continue to invest in Blackwater Master Fund.  The performance of the Partnership is directly affected by the performance of Blackwater Master Fund.

The tables below represent summarized income statement information for Blackwater Master Fund for the three and nine months ended September 30, 2014 and 2013, to meet the requirements of Regulation S-X rule 3-09:

For the Three Months Ended September 30, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
Blackwater Master Fund	806	(14,963)	2,462,046	2,447,083

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
Blackwater Master Fund	6,275	(62,309)	732,472	670,163

For the Three Months Ended September 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Blackwater Master Fund	3,515	(20,014)	(2,708,600)	(2,728,614)

For the Nine Months Ended September 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Blackwater Master Fund	20,382	(79,090)	(2,792,564)	(2,871,654)

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2011 through 2013 tax years

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

-  29 -

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2014, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate  21.30%; Currency 30.55%; Equity 28.49%; and Commodity 19.66%.

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

As of September 30, 2014, approximately 74.71% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 25.29% is forward contracts which are off-exchange traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending September 30, 2014 and June 30, 2014, respectively, and the change during the applicable period.

Trading Advisor	Allocations as of September 30, 2014 (%)	Allocations as of June 30, 2014(%)	Allocations as of September 30, 2014 ($)	Allocations as of June 30, 2014 ($)	Change during the period (%)

Aspect	24.07	24.15	25,552,587	26,831,146	(4.77)
Blackwater	16.84	17.47	17,868,719	19,412,802	(7.95)
Rotella	23.06	26.05	24,473,282	28,938,117	(15.43)
Winton	26.71	25.41	28,354,559	28,222,599	0.47
Campbell	9.32	6.92	9,887,604	7,683,364	28.69

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2014 and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 29 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” and “Unrealized depreciation on Investment in Blackwater Master Fund” for open contracts, and recorded as “Net realized trading profit (loss)” and “Realized gain (loss) on Investment in Blackwater Master Fund” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.  Interest income, as well as management fees, incentive fees and brokerage fees, of the Partnership are recorded on an accrual basis.  The Partnership records its investment in Blackwater Master Fund at fair value on the basis of the net asset value of such investments.

Management of Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2014
The Partnership recorded total trading results including interest income totaling $6,059,986 and expenses totaling $1,423,061, resulting in net income of $4,636,925 for the three months ended September 30, 2014.  The Partnership’s net asset value per Unit increased from $16.45 at June 30, 2014 to $17.17 at September 30, 2014.

During the third quarter, the Partnership posted a gain in Net asset value per Unit as profits in the currency, global interest rate, agricultural, and metals sectors more than offset losses in the energy and global stock index markets.  The most significant gains were achieved within the currency sector, primarily during September, from short positions in the euro and Japanese yen versus the U.S. dollar.  The value of the U.S. dollar advanced as the U.S. employment rate fell to its lowest level since 2008 and the economy added more jobs than forecast, bolstering the case for the U.S. Federal Reserve to raise interest rates next year.  Additional gains in this sector were recorded from positions in the Swiss franc, Danish krone, and Czech koruna. Within the global interest rate sector, gains were experienced primarily during August from long positions in European fixed income futures as prices advanced after reports showed euro-area manufacturing output expanded less than expected during July, boosting speculation the European Central Bank would increase stimulus measures.  Within the agricultural sector, gains were recorded primarily during July and September from short positions in wheat futures as prices dropped to the lowest level in four years on speculation that rising global production will curb exports from the U.S. Additional gains in this sector were recorded from futures positions in sugar and corn.  Within the metals sector, gains were achieved primarily during July and September from short positions in gold and silver futures as prices declined on speculation that the U.S. Federal Reserve will raise U.S. interest rates sooner than forecast, crimping demand for the precious metals.  A portion of the Partnership’s gains for the quarter was offset by losses experienced within the energy sector, primarily during July, from long futures positions in crude oil and its related products as prices declined after an industry report showed crude stockpiles increased in the U.S.  Within the global stock index sector, losses were incurred during September from long positions in U.S. equity index futures as prices declined amid concern over economic growth in Europe and geopolitical turmoil as the U.S. Federal Reserve prepares to end its bond-buying program.

The Partnership recorded total trading results including interest income totaling $8,210,827 and expenses totaling $5,223,635, resulting in net income of $2,987,192 for the nine months ended September 30, 2014.  The Partnership’s net asset value per Unit increased from $16.55 at December 31, 2013 to $17.17 at September 30, 2014.

During the first nine months of the year, the Partnership posted a gain in Net Asset Value per Unit as profits in the global interest rate, currency, and agricultural sectors more than offset losses in the metals, energy, and global stock index sectors. The most significant gains were recorded within the global interest rate sector, primarily during August, from long positions in European fixed income futures as prices advanced after reports showed euro-area manufacturing output expanded less than expected during July, boosting speculation the European Central Bank would increase stimulus measures.  Within the currency sector, gains were experienced during September from short positions in the euro and Japanese yen versus the U.S. dollar.  The value of the U.S. dollar advanced as the U.S. employment rate fell to its lowest level since 2008 and the economy added more jobs than forecast, bolstering the case for the U.S. Federal Reserve to raise interest rates next year.  Additional gains in this sector were recorded from positions in the Swiss franc, Canadian dollar, and Brazilian real. Within the agricultural sector, gains were experienced during September from short positions in wheat futures as prices dropped to the lowest level in four years on speculation that rising global production will curb exports from the U.S.  Additional gains were recorded from long positions in livestock futures as prices trended higher throughout a majority of the first half of the year.  A portion of the Partnership’s gains during the first nine months of the year was offset by trading losses within the metals sector, primarily during January and February, from short positions in gold futures as prices moved higher after geo-political turmoil and concern over the strength of the U.S. economy increased demand for the precious metal. Within the energy sector, losses were incurred during March from long positions in crude oil and its related products as prices declined in the first half of the month on speculation that U.S. inventories climbed higher.  Additional losses in this sector were recorded during July from long futures positions in crude oil and its related products as prices declined after an industry report showed crude stockpiles increased in the U.S.  Within the global stock index sector, losses were recorded during January from long positions in European and Pacific Rim equity index futures as prices declined amid growing concern the global economic recovery is faltering.

For the Three and Nine Months Ended September 30, 2013
The Partnership recorded total trading results including interest income totaling $(4,235,202) and expenses totaling $2,721,379, resulting in a net loss of $6,956,581 for the three months ended September 30, 2013.
The Partnership’s net asset value per Unit decreased from $16.50 at June 30, 2013 to $15.74 at September 30, 2013.

During the third quarter, the Partnership posted a loss in net asset value as trading losses in metals, energies, currencies, and global interest rates more than offset gains from trading global stock indices.  Trading results from the agricultural sector were relatively flat for the quarter and had no material impact on the Partnership’s  performance.  The most significant losses were incurred within the metals sector, primarily during August, from short industrial and precious metals futures positions. Improving economic data from China pushed industrial metals prices higher, while weaker U.S. economic data sent precious metals prices higher.   In the energy sector, losses were experienced during September from long positions in gasoil, gasoline, and crude oil futures as prices declined amid concern a potential shutdown of the U.S. government may reduce demand in the world’s largest oil consumer.  Within the currency markets, losses were incurred primarily during July from short positions in the Canadian dollar versus the U.S. as the value of the Canadian dollar advanced after signs of a recovery in the U.S. added to speculation the Bank of Canada will consider tightening monetary policy before the end of next year.  Within the global interest rate sector, losses were incurred primarily during September from short positions in European bond futures as prices advanced after European Central Bank President Mario Draghi said he would consider additional stimulus measures into the banking system to stop borrowing costs from rising.  A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector during July and September from long positions in U.S., European, and Asian equity index futures as prices advanced amid optimism central banks will maintain loose monetary policies to boost economic growth.

The Partnership recorded total trading results including interest income totaling $440,422 and expenses totaling $8,949,173, resulting in a net loss of $8,508,751 for the nine months ended September 30, 2013.  The Partnership’s net asset value per Unit decreased from $16.71 at December 31, 2012 to $15.74 at September 30, 2013.

During the first nine months of the year, the Partnership posted a loss in net asset value as losses from trading global interest rate futures, energies, and currencies more than offset gains from trading global stock indices, metals, and agriculturals. The most significant losses were incurred within the global interest rate sector primarily during May from long positions in U.S. and European fixed income futures as prices reversed lower following a positive U.S. employment report and a rise in German sentiment. Additional losses in this sector were recorded during January from long positions in U.S. and European fixed income futures as prices fell amid positive economic reports. In the energy sector, losses were incurred during February due primarily to long positions in crude oil futures as prices fell on reports of an increase in U.S. stockpiles.  Additional losses in the energy sector were recorded during September from long positions in gasoil, gasoline, and crude oil futures as prices declined amid concern a potential shutdown of the U.S. government may reduce demand in the world’s largest oil consumer.  Within the currency sector, losses were incurred during June from short positions in the Japanese yen versus the U.S. dollar as the value of the yen rose on speculation the Bank of Japan may limit its monetary stimulus program to a two-year period. Meanwhile, long positions in the Swiss franc, euro, and British pound recorded losses as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of June on concern of weakness in European economies. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global stock index sector, primarily during January, from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports.   These gains were further supplemented by profits from long positions in stock index futures during March, April, May, and September.  Gains were also achieved within the agricultural complex, primarily during February, from short positions in wheat futures as prices declined as snowstorms in the Great Plains eased drought concerns for the U.S. crop.  Additional gains in this sector were recorded from short positions in sugar futures as prices moved lower on forecasts of large crop yields in Brazil and Thailand. Within the metals sector, gains were achieved primarily during April, from short positions in gold and silver futures as precious metals prices fell sharply at mid-month on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves. Profits from short gold futures positions were also recorded during June.  Meanwhile, additional gains during April were recorded from short positions in copper futures as prices fell on speculation of reduced demand from China following the release of lower than expected GDP figures in that nation.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended September 30, 2014, and for the twelve months ended December 31, 2013.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2014, the Partnership’s total capitalization was approximately $106 million.

                                                                   September 30, 2014

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$5,236,939	4.93%

Interest Rate	3,651,031	3.44%

Equity	4,883,558	4.60%

Commodity	3,372,321	3.18%

Total	$17,143,849	16.15%

                                                             Three Months Ended September 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$7,362,142	$5,236,939	$5,982,106
Interest Rate	$5,070,995	$3,494,202	$4,305,253
Equity	$6,645,129	$3,606,526	$5,052,233
Commodity	$4,122,521	$2,784,588	$3,310,944
* Average month-end VaR.

As of December 31, 2013, the Partnership’s total capitalization was approximately $135 million.
December 31, 2013
Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$6,595,637	4.89%

Interest Rate	3,872,988	2.87%

Equity	6,692,917	4.96%

Commodity	5,281,147	3.91%

Total	$22,442,689	16.63%

                                                                   Twelve Months Ended December 31, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$10,606,722	$3,793,904	$5,957,892
Interest Rate	$7,562,295	$1,591,824	$3,613,710
Equity	$8,913,469	$2,757,793	$6,394,211
Commodity	$7,967,865	$4,119,859	$5,418,779
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
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, Ceres’ Director (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Director and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2014.

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

The following information supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association.

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”).  The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-

judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million.  On February 11, 2014, the parties entered into an agreement to settle the litigation.  On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co. and an affiliate, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation (“CDO”). The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. and/or its affiliate misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. and/or its affiliate knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co. and its affiliate’s s motion to dismiss the complaint and on March 21, 2011, MS&Co. and its affiliate appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. and/or its affiliate believes it and/or its affiliate could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013.  On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme

Court of NY, NY County, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated.  On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal.  On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015.  At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, NY County, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or certain affiliates was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.  On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (CFTC) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.

Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, NY County, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss.  At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY, NY County. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint.  At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007.  Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

31.01	Certification of Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certification of Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 12, 2014	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.