Form 10-Q
period 2015-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2015-05-13
CIK 925306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of March 31, 2015, 5,430,787.487 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2015
	(Unaudited)	2014
	$	$
ASSETS

Trading Equity:
Investment in SECOR Master Fund	18,986,435	—
Investment in Blackwater Master Fund	15,063,095	16,901,955

Unrestricted cash	70,812,023	87,743,638
Restricted cash	9,300,720	7,277,235

Total cash	80,112,743	95,020,873

Net unrealized gain (loss) on open contracts	(531,555)	604,870

Total Trading Equity	113,630,718	112,527,698

Interest receivable	608	536

Total Assets	113,631,326	112,528,234

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable to Limited Partners	1,470,089	2,596,957
Redemptions payable to General Partner	76,589	50,005
Accrued incentive fees	379,310	50,229
Accrued ongoing placement agent fees	183,601	182,210
Accrued administrative fees	183,601	182,210
Accrued management fees	135,822	117,826

Total Liabilities	2,429,012	3,179,437

Partners’ Capital:
Limited Partners (5,430,787.487 and 5,670,382.719 Units, respectively)	109,979,942	108,125,693
General Partner (60,360.508 and 64,142.656 Units, respectively)	1,222,372	1,223,104

Total Partners’ Capital	111,202,314	109,348,797

Total Liabilities and Partners’ Capital	113,631,326	112,528,234

NET ASSET VALUE PER UNIT	20.25	19.07

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2015 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(136,945)	(0.12)
Equity	150,080	0.13
Foreign currency	(150,937)	(0.14)
Interest rate	1,423,863	1.28

Total Futures and Forward Contracts Purchased	1,286,061	1.15

Futures and Forward Contracts Sold

Commodity	840,097	0.76
Equity	(5,843)	(0.01)
Foreign currency	446,981	0.40
Interest rate	(48,871)	(0.04)

Total Futures and Forward Contracts Sold	1,232,364	1.11

Unrealized Currency Loss	(3,049,980)	(2.74)

Net fair value	(531,555)	(0.48)

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2014

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(605,582)	(0.55)
Equity	539,849	0.49
Foreign currency	(775,708)	(0.71)
Interest rate	1,680,723	1.54

Total Futures and Forward Contracts Purchased	839,282	0.77

Futures and Forward Contracts Sold

Commodity	1,735,517	1.58
Equity	(58,649)	(0.05)
Foreign currency	1,565,204	1.43
Interest rate	(10,887)	(0.01)

Total Futures and Forward Contracts Sold	3,231,185	2.95

Unrealized Currency Loss	(3,465,597)	(3.17)

Net fair value	604,870	0.55

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	$	$
INVESTMENT INCOME
Interest income	1,979	8,129

EXPENSES
Ongoing placement agent fees	554,365	—
Management fees	401,715	397,325
Administrative fees	554,365	—
Incentive fees	715,096	—
Brokerage fees	—	1,916,380

Total Expenses	2,225,541	2,313,705

NET INVESTMENT LOSS	(2,223,562)	(2,305,576)

TRADING RESULTS
Trading profit (loss) on investments:
Net realized	9,005,818	(229,301)
Net change in unrealized	(1,136,425)	(3,527,017)
Net realized gain (loss) allocated from Blackwater Master Fund	663,282	(1,453,431)
Net realized allocated from SECOR Master Fund	1,614,854	—
Net change in unrealized depreciation allocated from Blackwater Master Fund	(487,375)	(679,944)
Net change in unrealized depreciation allocated from SECOR Master Fund	(716,405)	—

Total Trading Results	8,943,749	(5,889,693)

NET INCOME (LOSS)	6,720,187	(8,195,269)

NET INCOME (LOSS) ALLOCATION

Limited Partners	6,644,330	(8,092,658)
General Partner	75,857	(102,611)

NET INCOME (LOSS) PER UNIT*

Limited Partners	1.18	(1.02)
General Partner	1.18	(1.02)

	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	5,653,518.422	7,952,914.317

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital, December 31, 2014	5,734,525.375	108,125,693	1,223,104	109,348,797
Net Income	—	6,644,330	75,857	6,720,187
Redemptions	(243,377.380)	(4,790,081)	(76,589)	(4,866,670)

Partners’ Capital, March 31, 2015	5,491,147.995	109,979,942	1,222,372	111,202,314

Partners’ Capital, December 31, 2013	8,153,402.231	133,281,088	1,664,783	134,945,871
Net Loss	—	(8,092,658)	(102,611)	(8,195,269)
Redemptions	(715,531.327)	(11,235,065)	—	(11,235,065)

Partners’ Capital, March 31, 2014	7,437,870.904	113,953,365	1,562,172	115,515,537

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1. Organization

Morgan Stanley Smith Barney Spectrum Technical L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 5. Financial Instruments). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P. and Morgan Stanley Smith Barney Spectrum Select L.P.

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

The trading advisors to the Partnership are Campbell & Company, Inc. (“Campbell”), Winton Capital Management Limited (“Winton”), Aspect Capital Limited (“Aspect”), Blackwater Capital Management LLC (“Blackwater”) and SECOR Capital Advisors, L.P. (“SECOR”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

Blackwater manages the assets of the Partnership through its investment in Blackwater Master Fund L.P. (“Blackwater Master Fund”), a limited partnership organized under the partnership laws of the State of Delaware. Ceres is the general partner of Blackwater Master Fund.

Ceres, SECOR and the Partnership entered into a management agreement pursuant to which, as of January 1, 2015, SECOR serves as a trading advisor to the Partnership and trades its allocated portion of the Partnership’s net assets through the Partnership’s investment in SECOR Master Fund L.P. (“SECOR Master Fund”), a limited partnership organized under the partnership laws of the State of Delaware, pursuant to the SECOR Alpha Program. Ceres is the general partner of SECOR Master Fund.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2015 and December 31, 2014 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014, Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

Use of Estimates: The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership’s Investments: The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

The Partnership carries its investments in Blackwater Master Fund and SECOR Master Fund (collectively, the “Master Funds”) at fair value based on its proportionate interest in the respective fund’s net asset value as calculated by the funds.

Restricted and Unrestricted Cash: As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Investment Company Status: The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on management’s assessment, the Partnership has been deemed to be an investment company since inception.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. Management has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with investment company guidance. See Note 3. Financial Highlights.

New Accounting Pronouncements: In May 2015 Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification 820-10-50-6A only for investments for which they elect to use the net asset value practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. Management is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. Financial Highlights

Financial highlights for the limited partner class for the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,
	2015	2014
Per Unit operating performance:
Net asset value, January 1:	$19.07	$16.55

Interest Income	— (2)	— (2)
Expenses	(0.40)	(0.30)
Realized/Unrealized Gains (Losses)	1.58	(0.72)

Net Income (Loss)	1.18	(1.02)

Net asset value, March 31:	$20.25	$15.53

Ratios to average net assets:
Net Investment Loss (1)	(6.1)%	(7.7)%
Expenses before Incentive Fees (1)	5.5%	7.7%
Expenses after Incentive Fees (1)	6.1%	7.7%
Total return before incentive fees	6.9%	(6.2)%
Total return after incentive fees	6.2%	(6.2)%

(1)	Annualized (except for incentive fees if applicable).
(2)	Amount less than $0.005 per Unit.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. Related Party Transactions

The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley. Monthly, MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. retains any interest earned in excess of the interest paid to the Partnership. For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received. The Partnership pays a general partner administrative fee to the General Partner and an ongoing placement agent fee to Morgan Stanley Wealth Management. Prior to October 2014, a flat rate brokerage fee was payable to MS&Co. The General Partner pays or reimburses the Partnership for all fees and costs charged or incurred by MS&Co., the General Partner and/or its affiliates or any other entity acting as a commodity broker for the Partnership. For the three months ended March 31, 2015, the fees were $124,557.

5. Financial Instruments

The Partnership and the Master Funds trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

profit (loss) and “Net change in unrealized depreciation allocated from Blackwater Master Fund” and “Net change in unrealized depreciation allocated from SECOR Master Fund” on open contracts from one period to the next on the Statements of Income and Expenses. The Partnership’s contracts are accounted for on a trade-date basis. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2015	(770,627)	239,072	(531,555)	Jun. 2018	Sep. 2015
Dec. 31, 2014	172,160	432,710	604,870	Mar.2018	Jun. 2015

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract. The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain (loss) amounts reflected in the Partnership’s Statements of Financial Condition. The net unrealized gains (losses) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 7. Fair Value Measurements.

The Partnership also has credit risk because MS&Co. and/or MSCG act as the commodity futures brokers, or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which in the aggregate, totaled $79,342,116 and $95,193,033 at March 31, 2015 and December 31, 2014, respectively. With respect to the

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. The primary terms are based on industry standard master netting agreements. These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

6. Derivatives and Hedging

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of March 31, 2015 and December 31, 2014, respectively.

Offsetting of Derivative Assets and Liabilities as of March 31, 2015:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition		Gross amounts not offset in the Statements of Financial Condition
					Financial Instruments	Cash Collateral Received/Pledged**	Net Amount
	$	$	$		$	$	$
Assets
Futures	3,130,594	(798,776)	2,331,818	*	—	—	2,331,818
Forwards	1,658,113	(1,471,506)	186,607	*	—	—	186,607

Total Assets	4,788,707	(2,270,282)	2,518,425		—	—	2,518,425

Liabilities
Futures	(798,776)	798,776	—		—	—	—
Forwards	(1,471,506)	1,471,506	—		—	—	—

Total Liabilities	(2,270,282)	2,270,282	—		—	—	—

Unrealized currency loss			(3,049,980	)*			(3,049,980)

Total net unrealized loss on open contracts			(531,555)				(531,555	)**

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of December 31, 2014:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition		Gross amounts not offset in the Statements of Financial Condition
					Financial Instruments	Cash Collateral Received/Pledged**	Net Amount
	$	$	$		$	$	$
Assets
Futures	4,533,559	(797,767)	3,735,792	*	—	—	3,735,792
Forwards	2,011,895	(1,677,220)	334,675	*	—	—	334,675

Total Assets	6,545,454	(2,474,987)	4,070,467		—	—	4,070,467

Liabilities
Futures	(797,767)	797,767	—		—	—	—
Forwards	(1,677,220)	1,677,220	—		—	—	—

Total Liabilities	(2,474,987)	2,474,987	—		—	—	—

Unrealized currency loss			(3,465,597	)*			(3,465,597)

Total net unrealized gain on open contracts			604,870				604,870	**

*	Included as a component of “Net unrealized gain (loss) on open contracts” on the Statements of Financial Condition.
**	In the event of default by the Partnership, MS&Co., the sole counterparty to the Partnership’s derivative contracts, has the right to offset the Partnership’s obligation with the cash held by the Partnership, thereby minimizing the counterparty’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The effect of Trading Activities on the Statements of Financial Condition as of March 31, 2015:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the three months (absolute quantity)
	$	$	$	$	$
Commodity	92,101	(229,046)	1,354,288	(514,191)	703,152	1,305
Equity	394,419	(244,339)	17,687	(23,530)	144,237	792
Foreign currency	402,012	(552,949)	1,026,884	(579,903)	296,044	899
Interest rate	1,501,230	(77,367)	86	(48,957)	1,374,992	3,161

Total	2,389,762	(1,103,701)	2,398,945	(1,166,581)	2,518,425

Unrealized currency loss					(3,049,980)

Total net unrealized loss on open contracts					(531,555)

The effect of Trading Activities on the Statements of Financial Condition as of December 31, 2014:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	35,163	(640,745)	1,817,116	(81,599)	1,129,935	1,561
Equity	713,684	(173,835)	17,967	(76,616)	481,200	1,203
Foreign currency	267,933	(1,043,641)	18,555,362	(290,158)	789,496	1,355
Interest rate	1,829,953	(149,230)	8,276	(19,163)	1,669,836	4,328

Total	2,846,733	(2,007,451)	3,698,721	(467,536)	4,070,467

Unrealized currency loss					(3,465,597)

Total net unrealized gain on open contracts					604,870

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the three months ended March 31, 2015 and 2014, respectively.

The effect of Trading Activities on the Statements of Income and Expenses for the Three Months Ended March 31, 2015, included in Total Trading Results:

Type of Instrument	$
Commodity	221,038
Equity	1,973,412
Foreign currency	3,320,543
Interest rate	3,013,139
Unrealized currency gain	415,617

Total	8,943,749

Line items on the Statements of Income and Expenses for the Three Months Ended March 31, 2015:

Trading Results	$
Net realized	9,005,818
Net change in unrealized	(1,136,425)
Net realized gain allocated from Blackwater Master Fund	663,282
Net realized gain allocated from SECOR Master Fund	1,614,854
Net change in unrealized depreciation allocated from Blackwater Master Fund	(487,375)
Net change in unrealized depreciation allocated from SECOR Master Fund	(716,405)

Total Trading Results	8,943,749

The effect of Trading Activities on the Statements of Income and Expenses for the Three Months Ended March 31, 2014, included in Total Trading Results:

Type of Instrument	$
Commodity	(4,775,388)
Equity	2,731,354
Foreign currency	(12,898,291)
Interest rate	9,033,965
Unrealized currency gain	18,667

Total	(5,889,693)

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line items on the Statements of Income and Expenses for the Three Months Ended March 31, 2014:

Trading Results	$
Net realized	(229,301)
Net change in unrealized	(3,527,017)
Net realized loss allocated from Blackwater Master Fund	(1,453,431)
Net change in unrealized depreciation allocated from Blackwater Master Fund	(679,944)

Total Trading Results	(5,889,693)

7. Fair Value Measurements

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates and credit risk) and if the Partnership has the ability to redeem its investment in an underlying fund at the net asset value per share (or its equivalent) at the measurement date or within the near term and there are no other liquidity restrictions, the Partnership’s investment in the underlying fund is considered Level 2; and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments) and any investment in an underlying fund that is currently subject to liquidity restrictions that will not be lifted in the near term is considered Level 3.

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

Transfers between levels are recognized at the end of the reporting period. During the period from January 1, 2015 to March 31, 2015, and the twelve months ended December 31, 2014, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2015	Level 1	Level 2	Level 3	Total
	$	$	$	$
Assets
Investment in Blackwater Master Fund	—	15,063,095	n/a	15,063,095
Investment in SECOR Master Fund	—	18,986,435	n/a	18,986,435
Futures	3,130,594	—	n/a	3,130,594
Forwards	374,956	1,283,157	n/a	1,658,113

Total Assets	3,505,550	35,332,687	n/a	38,838,237

Liabilities
Futures	798,776	—	n/a	798,776
Forwards	427,421	1,044,085	n/a	1,471,506

Total Liabilities	1,226,197	1,044,085	n/a	2,270,282

Unrealized currency loss				(3,049,980)

*Net fair value	2,279,353	34,288,602	n/a	33,517,975

December 31, 2014	Level 1	Level 2	Level 3	Total
	$	$	$	$
Assets
Investment in Blackwater Master Fund	—	16,901,955	n/a	16,901,955
Futures	4,533,559	—	n/a	4,533,559
Forwards	274,957	1,736,938	n/a	2,011,895

Total Assets	4,808,516	18,638,893	n/a	23,447,409

Liabilities
Futures	797,767	—	n/a	797,767
Forwards	372,992	1,304,228	n/a	1,677,220

Total Liabilities	1,170,759	1,304,228	n/a	2,474,987

Unrealized currency loss				(3,465,597)

*Net fair value	3,637,757	17,334,665	n/a	17,506,825

*	This amount comprises the “Net unrealized gain (loss) on open contracts” and “Investment in Blackwater Master Fund” and “Investment in SECOR Master Fund” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Investment in Blackwater Master Fund and SECOR Master Fund

On December 1, 2011, the Partnership invested a portion of its assets in Blackwater Master Fund. Blackwater Master Fund was formed to permit accounts managed now or in the future by Blackwater using the Global Program, a proprietary, systematic trading program, to invest together in one trading vehicle. Ceres is also the general partner for Blackwater Master Fund. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master Fund. The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.

On January 1, 2015, the Partnership invested a portion of its assets in SECOR Master Fund. SECOR Master Fund permits accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, systematic trading program, to invest together in one trading vehicle. Individual and pooled accounts currently managed by SECOR, including the Partnership, are permitted to be limited partners of SECOR Master Fund. The General Partner and SECOR believe that trading through this structure should promote efficiency and economy in the trading process.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Summarized information reflecting the total assets, liabilities and capital of Blackwater Master Fund as of March 31, 2015, and December 31, 2014 and SECOR Master Fund as of March 31, 2015, is shown in the following tables.

	March 31, 2015
	Total Assets	Total Liabilities	Total Capital
Blackwater Master Fund	$22,094,523	$85,598	$22,008,925
SECOR Master Fund	$46,171,168	$351,252	$45,819,916

	December 31, 2014
	Total Assets	Total Liabilities	Total Capital
Blackwater Master Fund	$24,973,305	$43,208	$24,930,097

Summarized information for the Partnership’s investment in, as of March 31, 2015 and December 31, 2014, and the operations of, Blackwater Master Fund for the three months ended March 31, 2015 and 2014, and investment in, as of March 31, 2015 and the operation of SECOR Master Fund for the three months ended March 31, 2015, is shown in the following tables:

	March 31, 2015		For the three months ended March 31, 2015
	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income	Investment Objective	Redemption Permitted
	%	$	$
Blackwater Master Fund	13.5	15,063,095	175,907	Commodity	Monthly
				Portfolio
SECOR Master Fund	17.1	18,986,435	898,449	Commodity	Monthly
				Portfolio

	December 31, 2014		For the three months ended March 31, 2014
	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income	Investment Objective	Redemption Permitted
	%	$	$
Blackwater Master Fund	15.5	16,901,955	31,766	Commodity	Monthly
				Portfolio

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Blackwater Master Fund and SECOR Master Fund do not pay any management or incentive fees related to the Partnership’s investment in the fund. These fees are accrued and paid by the Partnership. The Partnership reimburses Blackwater Master Fund and SECOR Master Fund for all brokerage related fees borne by Blackwater Master Fund and SECOR Master Fund on behalf of the Partnership’s investment.

As of March 31, 2015 and December 31, 2014, the Partnership owned approximately 68.4% and 67.8%, respectively, of Blackwater Master Fund and 41.4% and 0%, respectively, of SECOR Master Fund. It is the Partnership’s intention to continue to invest in Blackwater Master Fund and SECOR Master Fund. The performance of the Partnership is directly affected by the performance of Blackwater Master Fund and SECOR Master Fund.

The tables below represent summarized income statement information for Blackwater Master Fund for the three months ended March 31, 2015 and 2014 and SECOR Master Fund for the three months ended March 31, 2015, to meet the requirements of Regulation S-X rule 3-09:

For the Three Months Ended March 31, 2015	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
Blackwater Master Fund	432	(10,233)	245,808	235,575
SECOR Master Fund	806	(120,408)	2,701,378	2,580,970

For the Three Months Ended March 31, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Blackwater Master Fund	3,966	(23,138)	(4,034,100)	(4,057,238)

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

8. Subsequent Events

Management of the Partnership performed its evaluation of subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 15.21%; Currency 29.03%; Equity 35.53%; and Commodity 20.23%.

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

As of March 31, 2015, approximately 74.53 % of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 25.47% is forward contracts which are off-exchange traded.

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

SECOR’s investment objectives are to generate high risk-adjusted returns by: (i) investing across a diverse set of asset classes, geographies, factors, themes and time horizons, (ii) identifying and exploiting temporarily pronounced market inefficiencies or risk premia, (iii) employing dynamic risk-budgeting to minimize tail risk and potentially enable alpha to be generated through timing of exposures and (iv) utilizing sophisticated modeling techniques supported by straight-forward economic intuition and sound fundamentals. SECOR will seek to target long-term annualized volatility of 15% and low long-term correlation to other hedge fund strategies and broader markets. SECOR has a healthy respect for the general information efficiency of markets but believes that certain inefficiencies (or outsized risk premia) may exist in certain markets, and these or other inefficiencies (or risk premia) may periodically become more pronounced in particular market conditions. SECOR believes that it is feasible to construct an investment strategy that seeks to capture such inefficiencies (premia) in pursuit of high risk-adjusted returns (or excess returns for benchmarked mandates) that are lowly correlated with broad stock and bond market returns (alpha). SECOR employs statistical techniques and empirical analysis to help determine whether they believe that observed or conjectured alpha opportunities are real and, more importantly, likely to be sustained in the future. If properly employed, these techniques may have certain advantages versus a purely judgmental approach including the potential ability to: control for the impact of particular factors, evaluate phenomena over longer history, systematically assess confidence levels based on availability of data, evaluate performance over certain sub-periods and market cycles, identify certain possible causation and lead/lag effects, reduce certain common behavioral biases in human judgment and evaluate a range of factors in a systematic way.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of March 31, 2015 and December 31, 2014, respectively, and the change during the three months ended March 31, 2015.

Trading Advisor	Allocations as of March 31, 2015 (%)	Allocations as of December 31, 2014(%)	Allocations as of March 31, 2015 ($)	Allocations as of December 31, 2014 ($)	Change during the period (%)
Aspect	24.95	29.36	27,744,356	32,108,499	(13.59)
Blackwater	13.49	15.39	15,002,839	16,833,969	(10.88)
Winton	30.07	29.59	33,444,335	32,359,204	3.35
Rotella*	—	15.27	—	16,699,361	—
Campbell	14.62	10.38	16,255,058	11,347,764	43.24
SECOR	16.87	—	18,755,726	—	—

*	Prior to reallocation of assets by the General Partner from Rotella to the existing commodity trading advisors in the Partnership as of January 1, 2015.

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2015, and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 28 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the

Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” and “Unrealized depreciation on Investment in Blackwater Master Fund and SECOR Master Fund” for open contracts, and recorded as “Net realized trading profit (loss)” and “Realized gain (loss) on Investment in Blackwater Master Fund and SECOR Master Fund” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, brokerage fees, administrative fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis. The Partnership records its investment in Blackwater Master Fund at fair value on the basis of the net asset value of such investments.

Management of Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three Months Ended March 31, 2015

The Partnership recorded total trading results including interest income totaling $8,945,728 and expenses totaling $2,225,541, resulting in net income of $6,720,187 for the three months ended March 31, 2015. The Partnership’s net asset value per Unit increased from $19.07 at December 31, 2014 to $20.25 at March 31, 2015.

During the first quarter, the Partnership posted a gain in Net Asset Value as trading profits in global interest rates, global stock index, currencies, energy, and agriculturals more than offset losses in the metals sector. The most significant gains were recorded in the global interest rate sector during January from long positions in U.S. fixed income futures as prices rose as tumbling oil prices crimped the outlook for inflation and fueled speculation the U.S. Federal Reserve may delay an interest-rate increase. Additional gains were experienced in the global interest rate sector during March from long positions in European fixed income futures as prices rose amid concern that Greece’s solvency will erode, boosting demand for the relative safety of government debt. Within the global stock index sector, gains were recorded primarily during February from long positions in European, U.S., and Asian equity index futures as prices advanced after euro-area finance ministers reached a provisional deal to keep financial aid flowing to Greece for four more months if the nation meets conditions on economic reforms. Positive global macro-economic signals also spurred investor sentiment and boosted prices. Within the currency sector, gains were experienced in January from short positions in the euro versus the U.S. dollar as the value of the euro touched an 11-year low after European Central Bank (“ECB”) President Mario Draghi unveiled a program of sovereign-debt purchases to supplement existing easing measures. Further gains from short positions in the euro were recorded during March. Additional currency gains were recorded from positions in the Canadian dollar and Australian dollar. Within the energy sector, gains were experienced primarily during March from short positions in crude oil and its related products as prices declined amid speculation that a global supply surplus that drove prices into a bear market in 2014 may worsen. Gains within the agricultural markets were experienced during February and March from short positions in sugar and coffee futures as prices declined after rainy conditions in Brazil’s farming region boosted prospects for the nation’s crop harvests.

The Partnership’s gains for the quarter were partially offset by losses incurred within the metals sector throughout the first quarter from positions in gold and silver futures as prices were volatile in reaction to various economic and geopolitical factors.

For the Three Months Ended March 31, 2014

The Partnership recorded total trading results including interest income totaling $(5,881,564) and expenses totaling $2,313,705, resulting in a net loss of $8,195,269 for the three months ended March 31, 2014. The Partnership’s net asset value per Unit decreased from $16.55 at December 31, 2013 to $15.53 at March 31, 2014.

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

The Partnership’s losses for the quarter were partially offset by gains experienced within the agricultural sector during January and February primarily from long positions in soybean and soybean meal futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates. Additional gains were experienced in the agricultural sector throughout the quarter from long positions in hog futures as prices rose, heading for the biggest quarterly rally in 15 years. Within the global interest rate sector, gains were experienced during January from long positions in European fixed income futures as prices advanced, pushing Germany’s 30-year yields to the lowest since August, as slowing euro-area inflation boosted speculation the European Central Bank would take more measures to stimulate the economy.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended March 31, 2015, and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2015, the Partnership’s total capitalization was approximately $111 million.

	March 31, 2015
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$5,769,620	5.19%
Interest Rate	3,023,335	2.72%
Equity	7,061,158	6.35%
Commodity	4,021,256	3.62%

Total	$19,875,369	17.88%

	Three Months Ended March 31, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$7,370,850	$2,846,107	$5,385,448
Interest Rate	$3,799,464	$2,517,798	$3,087,048
Equity	$7,415,285	$1,936,232	$4,966,758
Commodity	$4,480,030	$2,743,300	$3,720,130

*	Average of month-end VaR.

As of December 31, 2014, the Partnership’s total capitalization was approximately $109 million.

	December 31, 2014
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$3,458,829	3.16%
Interest Rate	2,716,455	2.48%
Equity	1,936,232	1.77%
Commodity	2,743,300	2.51%

Total	$10,854,816	9.92%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$8,221,918	$3,216,424	$5,832,489
Interest Rate	$5,070,995	$2,295,533	$3,894,395
Equity	$6,868,747	$1,042,601	$4,430,342
Commodity	$5,631,963	$2,676,762	$3,745,905

*	Average of month-end VaR.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2015.

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

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 13, 2015	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan

Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.