Form 10-Q
period 2015-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2015-11-12
CIK 925306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒

As of October 31, 2015, 4,881,223.714 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Redemptions receivable from Blackwater Master Fund	$3,204,555	$-
Trading Equity:
Investments in U.S. Treasury bills, at fair value (amortized cost $29,819,482 and $0, respectively)	29,820,679	-
Investment in SECOR Master Fund	27,015,070	-
Investment in Blackwater Master Fund	-	16,901,955
Unrestricted cash	30,640,439	84,278,041
Restricted cash	6,594,103	7,277,235
Net unrealized gain (loss) on open contracts	1,784,018	4,070,467

Total Trading Equity	99,058,864	112,527,698

Interest receivable	90	536

Total Assets	99,058,954	112,528,234

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Redemptions payable to Limited Partners	1,410,950	2,596,957
Redemptions payable to General Partner	100,103	50,005
Accrued ongoing placement agent fees	159,576	182,210
Accrued General Partner fees	159,576	182,210
Accrued management fees	128,686	117,826
Accrued incentive fees	183,986	50,229

Total Liabilities	2,142,877	3,179,437

Partners’ Capital:
Limited Partners (4,949,911.409 and 5,670,382.719 Units, respectively)	95,847,410	108,125,693
General Partner (55,189.877 and 64,142.656 Units, respectively)	1,068,667	1,223,104

Total Partners’ Capital	96,916,077	109,348,797

Total Liabilities and Partners’ Capital	$99,058,954	$112,528,234

NET ASSET VALUE PER UNIT	$19.36	$19.07

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2015

(Unaudited)

Futures and Forward Contracts Purchased	Fair Value	% of Partners’ Capital

Commodity	$(79,136)	(0.08)%
Equity	(41,610)	(0.04)
Foreign currency	(700,740)	(0.72)
Interest rate	1,572,884	1.62

Total Futures and Forward Contracts Purchased	751,398	0.78

Futures and Forward Contracts Sold
Commodity	423,698	0.44
Equity	123,929	0.13
Foreign currency	488,434	0.50
Interest rate	(3,441)	-	(1)

Total Futures and Forward Contracts Sold	1,032,620	1.07

Net unrealized gain (loss) on open contracts	1,784,018	1.85

Investments in U.S. Treasury bills				% of
Face Amount	Maturity Date	Description	Fair Value	Partners’ Capital

$ 10,820,000	10/15/2015	U.S. Treasury bills, 0.000% (amortized cost of $10,819,830)	10,820,186	11.16
$ 19,000,000	11/5/2015	U.S. Treasury bills, 0.000% (amortized cost of $18,999,652)	19,000,493	19.61

Total Investments in U.S. Treasury bills			29,820,679	30.77

Net Fair Value			$31,604,697	32.62%

(1)	Amount less than 0.005%.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2014

Futures and Forward Contracts Purchased	Fair Value	% of Partners’ Capital

Commodity	$(605,582)	(0.55)%
Equity	539,849	0.49
Foreign currency	(775,708)	(0.71)
Interest rate	1,680,723	1.54

Total Futures and Forward Contracts Purchased	839,282	0.77

Futures and Forward Contracts Sold
Commodity	1,735,517	1.58
Equity	(58,649)	(0.05)
Foreign currency	1,565,204	1.43
Interest rate	(10,887)	(0.01)

Total Futures and Forward Contracts Sold	3,231,185	2.95

Net unrealized gain (loss) on open contracts	4,070,467	3.72

Net Fair Value	$4,070,467	3.72%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income	$5,309	$2,830	$8,889	$14,824

EXPENSES
Ongoing placement agent fees	487,025	-	1,569,793	-
General Partner fees	487,025	-	1,569,793	-
Management fees	384,786	338,169	1,190,526	1,090,314
Brokerage fees	-	1,084,892	-	4,133,321
Incentive fees	183,986	-	899,082	-

Total Expenses	1,542,822	1,423,061	5,229,194	5,223,635

NET INVESTMENT LOSS	(1,537,513)	(1,420,231)	(5,220,305)	(5,208,811)

TRADING RESULTS
Trading profit (loss):
Net realized	(761,153)	4,321,398	2,925,721	9,216,464
Net change in unrealized	5,422,165	197,490	1,197,474	(1,709,754)
Net realized gain (loss) allocated from Blackwater Master Fund	(69,873)	1,635,690	374,099	1,780,992
Net realized gain (loss) allocated from SECOR Master Fund	1,941,477	-	2,786,971	-
Net change in unrealized appreciation (depreciation) allocated from Blackwater Master Fund	158,051	(97,422)	(400,948)	(1,091,699)
Net change in unrealized appreciation (depreciation) allocated from SECOR Master Fund	(76,939)	-	(12,501)	-

Total Trading Results	6,613,728	6,057,156	6,870,816	8,196,003

NET INCOME	$5,076,215	$4,636,925	$1,650,511	$2,987,192

NET INCOME ALLOCATION
Limited Partners	5,017,376	4,569,508	1,628,255	2,930,110
General Partner	58,839	67,417	22,256	57,082

NET INCOME PER UNIT*
Limited Partners	0.97	0.72	0.29	0.62
General Partner	0.97	0.72	0.29	0.62

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	5,169,475.298	6,571,153.914	5,415,223.374	7,223,733.848

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total

Partners’ Capital, December 31, 2014	5,734,525.375	$108,125,693	$1,223,104	$109,348,797
Net Income	-	1,628,255	22,256	1,650,511
Redemptions	(729,424.089)	(13,906,538)	(176,693)	(14,083,231)

Partners’ Capital, September 30, 2015	5,005,101.286	$95,847,410	$1,068,667	$96,916,077

Partners’ Capital, December 31, 2013	8,153,402.231	$133,281,088	$1,664,783	$134,945,871
Net Income	-	2,930,110	57,082	2,987,192
Redemptions	(1,970,835.494)	(31,220,606)	(575,706)	(31,796,312)

Partners’ Capital, September 30, 2014	6,182,566.737	$104,990,592	$1,146,159	$106,136,751

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

The trading advisors to the Partnership are Campbell & Company, Inc. (“Campbell”), Winton Capital Management Limited (“Winton”), Aspect Capital Limited (“Aspect”) and Secor Capital Advisors, L.P. (“SECOR”). Prior to September 30, 2015, Blackwater Capital Management LLC was also a trading advisor to the Partnership (“Blackwater” and together with Campbell, Winton and SECOR, each individually a “Trading Advisor”, or collectively, the “Trading Advisors”).

Blackwater managed the assets of the Partnership through its investment in Blackwater Master Fund L.P. (“Blackwater Master Fund”) (prior to its full redemption on September 30, 2015), a limited partnership organized under the partnership laws of the State of Delaware. Ceres was the general partner of Blackwater Master Fund. Effective September 30, 2015, Ceres terminated the management agreement with Blackwater, and Blackwater is no longer trading on behalf of the Partnership.

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

During June 2015, the General Partner determined to invest a portion of the Partnership’s and Master Funds’ (defined below) excess cash (the Partnership’s and Master Funds’ assets not used for futures interest trading or required margin for such trading) in United States (“U.S.”) Treasury bills and/or other permitted investments. The Partnership will receive interest on U.S. Treasury bills at the relevant coupon rate. There will be no change to the treatment of the excess cash not invested in U.S. Treasury bills or other permitted investments. The General Partner intends to hold the U.S. Treasury bills until maturity, but in the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and Master Funds may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and Master Funds’ accounts in order to avoid early liquidation of U.S. Treasury bills.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative services in connection with the operation of the Partnership, including the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; assistance in connection with certain limited partner communications; calculation and accrual of income, expenses, gains and losses; preparation of financial, performance and other reporting; coordination of the annual audit with the Partnership’s auditor; preparation of the Partnership’s draft annual financial statements and accompanying materials; assistance with updating periodic regulatory filings; provision of tax services as agreed with the General Partner; assistance in opening and operating the Partnership’s bank accounts; provision of daily profit and loss, estimated net asset value and position and reconciliation reports; and reconciliation of daily transactions, positions and cash balances to the Partnership’s brokerage and bank accounts. In addition, the Administrator will maintain certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee (formerly, administrative fee) it receives, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator will not impact the Partnership’s break-even point.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015, and the results of its operations for the three and nine months ended September 30, 2015 and 2014, and changes in partners’ capital for the nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014 Annual Report on Form 10-K (the “Form10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously presented as unrealized currency gain (loss) on the condensed schedules of investments and included in net unrealized gain (loss) on open contracts on the statements of financial condition are now reported as part of unrestricted cash on the statements of financial condition.

Partnership’s and Master Funds’ Investments: The fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non- exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Partnership carries its investments in SECOR Master Fund (and carried its investments in Blackwater Master Fund (collectively, the “Master Funds”)) at fair value based on its proportionate interest in the respective Master Fund’s net asset value as calculated by the Master Funds.

Restricted and Unrestricted Cash: As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Cash includes denominated in foreign currencies of $391,629 (cost of $373,303) and $162,547 (cost of $3,628,144) as of September 30, 2015 and December 31, 2014, respectively.

Investment Company Status: The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with investment company guidance. See Note 3. Financial Highlights.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

3. Financial Highlights

Financial highlights for the limited partner class for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Per Unit operating performance:
Net asset value per Unit, beginning of period	$18.39	$16.45	$19.07	$16.55

Net Investment Loss(2)	(0.30)	(0.22)	(0.97)	(0.74)
Net Realized and Unrealized Gains	1.27	0.94	1.26	1.36

Increase for the period	0.97	0.72	0.29	0.62

Net asset value per Unit, end of period	$19.36	$17.17	$19.36	$17.17

Ratios to average net assets: (1)

Net Investment Loss(2)	(5.7)%	(5.3)%	(6.4)%	(6.1)%

Expenses before Incentive Fees	5.5%	5.3%	5.6%	6.2%
Incentive Fees	0.2%	0.0%	0.9%	0.0%

Expenses after Incentive Fees	5.7%	5.3%	6.5%	6.2%

Total return before Incentive Fees	5.5%	(4.4)%	2.4%	3.7%
Incentive Fees	(0.2)%	(0.0)%	(0.9)%	(0.0)%

Total return after Incentive Fees	5.3%	(4.4)%	1.5%	3.7%

(1)  Annualized (except for incentive fees if applicable).

(2)  Interest income less total expenses.

The above ratios and total returns may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets and includes income and expenses allocated from the Master Funds.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS

4. Related Party Transactions

The Partnership’s cash is on deposit in commodity brokerage accounts with MS&Co. and will be maintained in cash, U.S. Treasury bills and/or other permitted investments and segregated as customer funds, to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. From time to time, a portion of the Partnership’s excess cash (the Partnership’s assets not used for futures interest trading or required margin for such trading) may be invested by MS&Co. in permitted investments chosen by the General Partner from time to time. The Partnership will receive 100% of the interest income earned on any excess cash invested in permitted investments, MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. retains any interest earned in excess of the interest paid by MS&Co. to the Partnership. For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received. The Partnership pays a General Partner fee to the General Partner and an ongoing placement agent fee to Morgan Stanley Wealth Management. Prior to October 2014, a flat rate brokerage fee was payable to MS&Co. The General Partner pays or reimburses the Partnership for all fees and costs charged or incurred by MS&Co., the General Partner and/or its affiliates or any other entity acting as a commodity broker for the Partnership.

5. Financial Instruments

The Partnership and the Master Funds trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss) and “Net change in unrealized appreciation (depreciation) allocated from Blackwater Master Fund” and “Net change in unrealized depreciation allocated from SECOR Master Fund” on open contracts from one period to the next on the Statements of Income and Expenses. The Partnership’s contracts are accounted for on a trade-date basis. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2015	1,984,741	(200,723)	1,784,018	Mar. 2016	Dec. 2018
Dec. 31, 2014	3,637,757	432,710	4,070,467	Mar. 2018	Jun. 2015

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the CFTC, to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which in the aggregate, totaled $39,219,283 and $95,193,033 at September 30, 2015 and December 31, 2014, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with the counterparty. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and the counterparty’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of September 30, 2015 and December 31, 2014, respectively.

Offsetting of Derivative Assets and Liabilities as of September 30, 2015:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition		Gross Amounts Not Offset in the
					Statements of Financial Condition
					Financial Instruments	Cash Collateral Received/ Pledged**	Net Amount
Assets
Futures	$2,587,345	$(585,325)	$2,002,020	*	$-	$-	$2,002,020
Forwards	1,154,006	(1,154,006)	-		-	-	-

Total assets	3,741,351	(1,739,331)	2,002,020		-	-	2,002,020

Liabilities
Futures	(585,325)	585,325	-		-	-	-
Forwards	(1,372,008)	1,154,006	(218,002)	*	-	-	(218,002)

Total liabilities	$(1,957,333)	$1,739,331	$(218,002)		$-	$-	$(218,002)

Net Fair Value							$1,784,018	**

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS

Offsetting of Derivative Assets and Liabilities as of December 31, 2014:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition		Gross Amounts Not Offset in the
					Statements of Financial Condition
					Financial Instruments	Cash Collateral Received/ Pledged**	Net Amount
Assets
Futures	$4,533,559	$(797,767)	$3,735,792	*	$-	$-	$3,735,792
Forwards	2,011,895	(1,677,220)	334,675	*	-	-	334,675

Total assets	6,545,454	(2,474,987)	4,070,467		-	-	4,070,467

Liabilities
Futures	(797,767)	797,767	-		-	-	-
Forwards	(1,677,220)	1,677,220	-		-	-	-

Total liabilities	$(2,474,987)	$2,474,987	$-		$-	$-	$-

Net Fair Value							$4,070,467	**

*	Included as a component of “Net unrealized gain (loss) on open contracts” on the Statements of Financial Condition.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS

The effect of Trading Activities on the Statements of Financial Condition as of September 30, 2015:

Futures and forward contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)

Commodity	$63,028	$(142,164)	$913,728	$(490,031)	$344,561	1,355
Equity	7,876	(49,486)	154,715	(30,786)	82,319	567
Foreign currency	194,788	(895,529)	763,322	(274,888)	(212,307)	811
Interest rate	1,643,643	(70,761)	253	(3,690)	1,569,445	2,659

Net unrealized gain (loss) on open contracts	$1,909,335	$(1,157,940)	$1,832,018	$(799,395)	$1,784,018

The effect of Trading Activities on the Statements of Financial Condition as of December 31, 2014:

Futures and forward contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)

Commodity	$35,163	$(640,745)	$1,817,116	$(81,599)	$1,129,935	1,561
Equity	713,684	(173,835)	17,967	(76,616)	481,200	1,203
Foreign currency	267,933	(1,043,641)	1,855,362	(290,158)	789,496	1,355
Interest rate	1,829,953	(149,230)	8,276	(19,163)	1,669,836	4,328

Net unrealized gain (loss) on open contracts	$2,846,733	$(2,007,451)	$3,698,721	$(467,536)	$4,070,467

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2015 and 2014, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the three and nine months ended September 30, 2015, included in Total Trading Results:

Type of instrument	For the three months ended September 30, 2015	For the nine months ended September 30, 2015

Commodity	$3,880,566	$1,472,957
Equity	744,546	2,051,376
Foreign currency	158,147	1,600,340
Interest rate	1,830,469	1,746,143

Total	$6,613,728	$6,870,816

Line Items on the Statements of Income and Expenses for the three and nine months ended September 30, 2015:

Trading results	For the three months ended September 30, 2015	For the nine months ended September 30, 2015

Net realized	$(761,151)	$2,925,723
Net change in unrealized	5,422,163	1,197,472
Net realized gain (loss) allocated from Blackwater Master Fund	(69,873)	374,099
Net realized gain allocated from SECOR Master Fund	1,941,477	2,786,971
Net change in unrealized appreciation (depreciation) allocated from Blackwater Master Fund	158,051	(400,948)
Net change in unrealized depreciation allocated from SECOR Master Fund	(76,939)	(12,501)

Total trading results	$6,613,728	$6,870,816

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS

The Effect of Trading Activities on the Statements of Income and Expenses for the three and nine months ended September 30, 2014, included in Total Trading Results:

Type of instrument	For the three months ended September 30, 2014	For the nine months ended September 30, 2014

Commodity	$1,774,859	$(3,093,638)
Equity	(727,478)	4,960,237
Foreign currency	3,174,879	(7,970,638)
Interest rate	1,834,896	14,300,042

Total	$6,057,156	$8,196,003

Line Items on the Statements of Income and Expenses for the three and nine months ended September 30, 2014:

Trading results	For the three months ended September 30, 2014	For the nine months ended September 30, 2014

Net realized	$4,296,101	$9,218,895
Net change in unrealized	222,787	(1,712,185)
Net realized gain allocated from Blackwater Master Fund	1,635,690	1,780,992
Net change in unrealized depreciation allocated from Blackwater Master Fund	(97,422)	(1,091,699)

Total trading results	$6,057,156	$8,196,003

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

Transfers between levels are recognized at the end of the reporting period. During the period from January 1, 2015 to September 30, 2015, and the twelve months ended December 31, 2014, the Partnership and the Master Funds did not hold Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015	Level 1	Level 2	Level 3	Total

Assets
Investments in U.S. Treasury Bills	$-	$29,820,679	$-	$29,820,679
Futures	2,587,345	-	-	2,587,345
Forwards	234,063	919,943	-	1,154,006

Total assets	2,821,408	30,740,622	-	33,562,030

Liabilities
Futures	585,325	-	-	585,325
Forwards	228,026	1,143,982	-	1,372,008

Total liabilities	813,351	1,143,982	-	1,957,333

*Net fair value	$2,008,057	$29,596,640	$-	$31,604,697

December 31, 2014	Level 1	Level 2	Level 3	Total

Assets
Futures	$4,533,559	$-	$-	$4,533,559
Forwards	274,957	1,736,938	-	2,011,895

Total assets	4,808,516	1,736,938	-	6,545,454

Liabilities
Futures	797,767	-	-	797,767
Forwards	372,992	1,304,228	-	1,677,220

Total liabilities	1,170,759	1,304,228	-	2,474,987

*Net fair value	$3,637,757	$432,710	$-	$4,070,467

*    This amount comprises the “Net unrealized gain (loss) on open contracts” and “Investments in U.S. Treasury bills” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS

Investment in Blackwater Master Fund and SECOR Master Fund

On December 1, 2011, the Partnership invested a portion of its assets in Blackwater Master Fund. Blackwater Master Fund was formed to permit accounts managed now or in the future by Blackwater using the Global Program, a proprietary, systematic trading program, to invest together in one trading vehicle. Ceres is also the general partner for Blackwater Master Fund. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master Fund. The General Partner and Blackwater believed that trading through this structure should promote efficiency and economy in the trading process. Effective September 30, 2015, the Partnership redeemed its investment in Blackwater Master Fund for cash equal to $3,204,555, and Blackwater is no longer trading on behalf of the Partnership.

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

Summarized information reflecting the total assets, liabilities and partners’ capital of Blackwater Master Fund as of September 30, 2015, and December 31, 2014 and SECOR Master Fund as of September 30, 2015, is shown in the following tables.

	September 30, 2015
	Total assets	Total liabilities	Total partners’ capital
Blackwater Master Fund	$9,919,970	$9,919,970	$-
SECOR Master Fund	51,803,496	13,962	51,789,534

	December 31, 2014
	Total assets	Total liabilities	Total partners’ capital
Blackwater Master Fund	$24,973,305	$43,208	$24,930,097

Summarized information for the Partnership’s investment in, as of September 30, 2015 and December 31, 2014, and the operations of, Blackwater Master Fund for the three and nine months ended September 30, 2015 and 2014, and investment in, as of September 30, 2015 and the operations of SECOR Master Fund for the three and nine months ended September 30, 2015, is shown in the following tables:

	September 30, 2015		December 31, 2014
	% of Partners’ Capital	Fair value	% of Partners’ Capital	Fair value
	%	$	%	$
Blackwater Master Fund	-	-	15.5	16,901,955

SECOR Master Fund	30.8	29,820,679	-	-

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS

	For the three months ended September 30, 2015			For the nine months ended September 30, 2015
	Partnership’s pro rata net income	Investment objective	Redemption permitted	Partnership’s pro rata net income (loss)	Investment objective	Redemption permitted

Blackwater Master Fund	$88,178	Commodity Portfolio	Monthly	$(26,849)	Commodity Portfolio	Monthly

SECOR Master Fund	1,864,538	Commodity Portfolio	Monthly	2,774,470	Commodity Portfolio	Monthly

	For the three months ended September 30, 2014			For the nine months ended September 30, 2014
	Partnership’s pro rata net income	Investment objective	Redemption permitted	Partnership’s pro rata net income	Investment objective	Redemption permitted

Blackwater Master Fund	$1,538,268	Commodity Portfolio	Monthly	$689,293	Commodity Portfolio	Monthly

SECOR Master Fund does not pay, and Blackwater Master Fund did not pay, any management or incentive fees related to the Partnership’s investment in the Master Funds. These fees are accrued and paid by the Partnership. The Partnership reimburses SECOR Master Fund, and reimbursed Blackwater Master Fund, for all brokerage related fees borne by Blackwater Master Fund and SECOR Master Fund on behalf of the Partnership’s investments.

As of September 30, 2015 and December 31, 2014, the Partnership owned approximately 0% and 67.8%, respectively, of Blackwater Master Fund and 52.2% and 0%, respectively, of SECOR Master Fund. It is the Partnership’s intention to continue to invest in SECOR Master Fund. The performance of the Partnership is directly affected by the performance of SECOR Master Fund, and was directly affected by the performance of Blackwater Master Fund.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

NOTES TO FINANCIAL STATEMENTS

The tables below represent summarized income statement information for Blackwater Master Fund for the three and nine months ended September 30, 2015 and 2014 and SECOR Master Fund for the three and nine months ended September 30, 2015, to meet the requirements of Regulation S-X rule 3-09:

For the three months ended September 30, 2015	Investment Income	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

Blackwater Master Fund	$390	$(16,617)	$297,125	$280,508
SECOR Master Fund	6,456	(83,257)	3,610,700	3,527,443

For the nine months ended September 30, 2015	Investment Income	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

Blackwater Master Fund	$1,120	$(39,750)	$87,198	$47,448
SECOR Master Fund	8,068	(304,487)	6,168,503	5,864,016

For the three months ended September 30, 2014	Investment Income	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

Blackwater Master Fund	$806	$(14,963)	$2,462,046	$2,447,083

For the nine months ended September 30, 2014	Investment Income	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

Blackwater Master Fund	$6,275	$(62,309)	$732,472	$670,163

8. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 19.48%; Currency 34.49%; Equity 21.53%; and Commodity 24.50%.

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

As of September 30, 2015, approximately 67.63% of the Partnership’s total investment exposure is futures contracts which are exchange- traded while approximately 32.37% is forward contracts which are off-exchange traded.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its equity in trading accounts consisting of restricted and unrestricted cash, net unrealized gain on open contracts, investment in SECOR Master Fund, redemptions receivable from Blackwater Master Fund and investments in U.S. Treasury bills, if applicable. SECOR Master Fund’s and Blackwater Master Fund’s only assets are their equity in their trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills, if applicable. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards, options and U.S. Treasury bills in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to the Partnership’s capital resource arrangements at the present time.

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

Prior to September 30, 2015, Blackwater traded its Global Program on behalf of the Partnership. Blackwater utilizes medium and long-term, systematic technical models to trade global futures and foreign exchange markets. The models are designed to establish positions when market behavior exhibits a high probability of an emerging sustained move. Blackwater seeks to aggressively protect open equity after profit targets have been reached, limiting sharp reversals and drawdowns. It incorporates strict money management techniques based on individual market, sector and portfolio levels in order to reduce volatility.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of September 30, 2015 and June 30, 2015, respectively, and the change during the three months ended September 30, 2015.

Trading Advisor	Allocations as of September 30, 2015 (%)	Allocations as of June 30, 2015 (%)	Allocations as of September 30, 2015 ($)	Allocations as of June 30, 2015 ($)	Change during the period (%)

Aspect	22.59	21.79	21,888,969	21,057,558	3.95
Blackwater	1.73	9.60	1,681,245	9,272,719	(81.87)
Winton	30.39	25.05	29,452,626	24,209,345	21.66
Campbell	17.74	16.23	17,193,413	15,684,563	9.62
SECOR	27.55	27.33	26,699,824	26,412,430	1.09

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2015, and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 20 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized”, “Net change in unrealized appreciation (depreciation) allocated from Blackwater Master Fund” and “Net change in unrealized depreciation allocated from SECOR Master Fund” on open contracts, and recorded as “Net realized”, “Net realized gain (loss) allocated from Blackwater Master Fund” and “Net realized gain (loss) allocated from SECOR Master Fund” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, brokerage fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis. The Partnership records its investment in SECOR Master Fund, and recorded its investment in Blackwater Master Fund, at fair value on the basis of the net asset value of such investments.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2015

The Partnership recorded total trading results including interest income totaling $6,619,037 and expenses totaling $1,542,822, resulting in net income of $5,076,215 for the three months ended September 30, 2015. The Partnership’s net asset value per Unit increased from $18.39 at June 30, 2015 to $19.36 at September 30, 2015.

During the third quarter, the Partnership posted a gain in Net Asset Value as trading gains in the energy, metals, global interest rate, and currency sectors more than offset trading losses in the global stock index and agricultural sectors. The most significant gains were experienced within the energy sector during July and September from short positions in crude oil and its related products as prices declined as record production in the U.S. and Middle East indicated the global supply glut would continue to grow. Additional gains were recorded from short positions in natural gas futures as prices fell as mild weather blanketed much of the U.S., limiting demand. Within the metals sector, gains were experienced primarily during July from short positions in gold futures as prices declined as signs of further progress in the U.S. labor market boosted the case for the U.S. Federal Reserve to raise interest rates. Additional gains were experienced from short copper and nickel futures positions. Within the global interest rate sector, gains were experienced primarily during September from long positions in European and U.S. fixed income futures as prices rallied after the U.S. Federal Open Market Committee (“FOMC”) decided to leave interest rates unchanged following its September meeting. Additional gains were recorded from long positions in Japanese fixed income futures. Within the currency sector, gains were experienced primarily during July from short positions in various currencies, particularly the Canadian dollar and Australian dollar, against the U.S. dollar as the value of the

U.S. dollar advanced amid signals from U.S. Federal Reserve Chair Janet Yellen that the central bank may raise interest rates later in 2015 on the back of an improving U.S. economy. The Canadian and Australian dollars were also weighed down by falling commodity prices throughout the month. The Partnership’s trading gains during the third quarter were partially offset by trading losses within the global stock index sector during August from long positions in U.S., Pacific Rim, and European equity index futures as prices declined amid continuing concerns that China’s slowdown will weigh on the global economy. Within the agricultural sector, losses were incurred during July from long positions in corn, soybeans, and wheat futures as prices declined amid concerns that China’s slowing economy would dampen global demand for the commodities, even as favorable weather continued to bolster domestic supplies

The Partnership recorded total trading results including interest income totaling $6,879,705 and expenses totaling $5,229,194, resulting in net income of $1,650,511 for the nine months ended September 30, 2015. The Partnership’s net asset value per Unit increased from $19.07 at December 31, 2014 to $19.36 at September 30, 2015.

During the first nine months of the year, the Partnership posted a gain in Net Asset Value as trading profits in the global interest rate, metals, global stock index, energy, and currency sectors more than offset trading losses in the agricultural sectors. The most significant gains were experienced in the global interest rate sector primarily during January from long positions in U.S. fixed income futures as prices rose as tumbling oil prices crimped the outlook for inflation and fueled speculation the U.S. Federal Reserve may delay an interest rate increase. Additional gains were experienced in this sector during March from long positions in European fixed income futures as prices rose amid concern that Greece’s solvency will erode, boosting demand for the relative safety of government debt. During September, gains were experienced in this sector from long positions in European and U.S. fixed income futures as prices rallied after the U.S. Federal Open Market Committee (“FOMC”) decided to leave interest rates unchanged following its September meeting. Within the metals sector, gains were experienced primarily during July from short positions in gold futures as prices declined as signs of further progress in the U.S. labor market boosted the case for the U.S. Federal Reserve to raise interest rates. Additional gains were experienced from short copper and nickel futures positions. Within the global stock index sector, gains were experienced primarily during February from long positions in European, Pacific Rim, and U.S. equity index futures as prices advanced after euro-area finance ministers reached a provisional deal to keep financial aid flowing to Greece for four more months if the nation meets conditions on economic reforms. Within the energy sector, gains were experienced primarily throughout the third quarter from short positions in crude oil and its related products as prices declined as record production in the U.S. and Middle East indicated the global supply glut would continue to grow. Additional gains were recorded from short positions in natural gas futures as prices fell as mild weather blanketed much of the U.S., limiting demand. Further gains in this sector were recorded during January and March. Within the currency sector, gains were experienced primarily during July from short positions in various currencies, particularly the Canadian dollar and Australian dollar, against the U.S. dollar as the value of the U.S. dollar advanced amid signals from U.S. Federal Reserve Chair Janet Yellen that the central bank may raise rates this year on the back of an improving U.S. economy. The Canadian and Australian dollars were also weighed down by falling commodity prices throughout the month. Additional gains were experienced during March from short positions in the euro versus the U.S. dollar as the value of the U.S. dollar advanced after a strong U.S. jobs report boosted expectations the U.S. Federal Reserve may hike interest rates. The Partnership’s trading gains during the first nine months of the year were partially offset by trading losses within the agricultural sector primarily during June and July from long positions in corn, wheat, and soybean futures as prices declined amid concerns that China’s slowing economy would dampen demand for the commodities, even as favorable weather continued to bolster domestic supplies.

For the Three and Nine Months Ended September 30, 2014

The Partnership recorded total trading results including interest income totaling $6,059,986 and expenses totaling $1,423,061, resulting in net income of $4,636,925 for the three months ended September 30, 2014. The Partnership’s net asset value per Unit increased from $16.45 at June 30, 2014 to $17.17 at September 30, 2014.

During the third quarter, the Partnership posted a gain in Net asset value per Unit as profits in the currency, global interest rate, agricultural, and metals sectors more than offset losses in the energy and global stock index markets. The most significant gains were achieved within the currency sector, primarily during September, from short positions in the euro and Japanese yen versus the U.S. dollar. The value of the U.S. dollar advanced as the U.S. employment rate fell to its lowest level since 2008 and the economy added more jobs than forecast, bolstering the case for the U.S. Federal Reserve to raise interest rates next year. Additional gains in this sector were recorded from positions in the Swiss franc, Danish krone, and Czech koruna. Within the global interest rate sector, gains were experienced primarily during August from long positions in European fixed income futures as prices advanced after reports showed euro-area manufacturing output expanded less than expected during July, boosting speculation the European Central Bank would increase stimulus measures. Within the agricultural sector, gains were recorded primarily during July and September from short positions in wheat futures as prices dropped to the lowest level in four years on speculation that rising global production will curb exports from the U.S. Additional gains in this sector were recorded from futures positions in sugar and com. Within the metals sector, gains were achieved primarily during July and September from short positions in gold and silver futures as prices declined on speculation that the U.S. Federal Reserve will raise U.S. interest rates sooner than forecast, crimping demand for the precious metals. A portion of the Partnership’s gains for the quarter was offset by losses experienced within the energy sector, primarily during July, from long futures positions in crude oil and its related products as prices declined after an industry report showed crude stockpiles increased in the U.S. Within the global stock index sector, losses were incurred during September from long positions in U.S. equity index futures as prices declined amid concern over economic growth in Europe and geopolitical turmoil as the U.S. Federal Reserve prepares to end its bond-buying program.

The Partnership recorded total trading results including interest income totaling $8,210,827 and expenses totaling $5,223,635 resulting in net income of $2,987,192 for the nine months ended September 30, 2014. The Partnership’s net asset value per Unit increased from $16.55 at December 31, 2013 to $17.17 at September 30, 2014.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended September 30, 2015, and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2015, the Partnership’s total capitalization was approximately $97 million.

	September 30, 2015
Primary Market Risk Category	VaR	% of Total Capitalization

Currency	$6,110,159	6.30%
Interest Rate	3,451,385	3.56%
Equity	3,813,908	3.94%
Commodity	4,340,964	4.48%

Total	$17,716,416	18.28%

	Three months ended September 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$7,730,601	$5,732,255	$6,527,563
Interest Rate	$3,841,170	$1,859,087	$2,743,486
Equity	$5,618,280	$3,113,112	$4,467,468
Commodity	$5,455,678	$3,926,518	$4,586,299

*	Average of daily VaR.

As of December 31, 2014, the Partnership’s total capitalization was approximately $109 million.

	December 31, 2014
Primary Market Risk Category	VaR	% of Total Capitalization

Currency	$3,458,829	3.16%
Interest Rate	2,716,455	2.48%
Equity	1,936,232	1.77%
Commodity	2,743,300	2.51%

Total	$10,854,816	9.92%

	Twelve months ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$8,221,918	$3,216,424	$5,832,489
Interest Rate	$5,070,995	$2,295,533	$3,894,395
Equity	$6,868,747	$1,042,601	$4,430,342
Commodity	$5,631,963	$2,676,762	$3,745,905

*	Average of daily VaR.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

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

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

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

Morgan Stanley Smith Barney Spectrum Technical L.P. (Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 12, 2015	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.