Form 10-Q
period 2016-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2016-08-11
CIK 925306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016 or

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

As of July 31, 2016, 4,199,459.400 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Investment in SECOR Master Fund (1), at fair value	$28,128,629	$27,517,405

Equity in trading account:
Investments in U.S. Treasury bills, at fair value (amortized cost $13,994,077 and $21,748,974 at June 30, 2016 and December 31, 2015, respectively)	13,998,179	21,747,370
Unrestricted cash	32,651,834	36,014,670
Restricted cash	4,143,629	7,078,848
Net unrealized appreciation on open futures contracts	1,701,372	-
Net unrealized appreciation on open forward contracts	429,570	-

Total equity in trading account	52,924,584	64,840,888

Cash at bank	606	-
Interest receivable	7,138	5,019

Total assets	$81,060,957	$92,363,312

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$302,645
Net unrealized depreciation on open forward contracts	-	86,933
Redemptions payable to Limited Partners	1,467,732	1,139,210
Redemptions payable to General Partner	50,273	-
Accrued expenses:
Ongoing placement agent fees	130,178	159,363
General Partner fees	130,178	159,363
Management fees	103,336	131,877

Total liabilities	1,881,697	1,979,391

Partners’ Capital:
Limited Partners (4,252,980.011 and 4,713,198.629 Units at June 30, 2016 and December 31, 2015, respectively)	78,329,237	89,337,807
General Partner (46,150.675 and 55,189.877 Units at June 30, 2016 and December 31, 2015, respectively)	850,023	1,046,114

Total partners’ capital (net asset value)	79,179,260	90,383,921

Total liabilities and partners’ capital	$81,060,957	$92,363,312

Net asset value per Unit	$18.42	$18.95

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Condensed Schedule of Investments

June 30, 2016

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	345	$315,499	0.40%
Equity	219	144,249	0.18
Foreign currency	2	(10)	(0.00) *
Interest rate	879	1,176,052	1.49

Total futures contracts purchased		1,635,790	2.07

Futures Contracts Sold
Commodity	667	179,452	0.23
Equity	266	(4,857)	(0.01)
Foreign currency	3	63	0.00 *
Interest rate	1,192	(109,076)	(0.14)

Total futures contracts sold		65,582	0.08

Net unrealized appreciation on open futures contracts		$1,701,372	2.15%

Unrealized Appreciation on Open Forward Contracts
Commodity	147	$288,516	0.36%
Foreign currency	$82,225,223	2,050,176	2.59

Total unrealized appreciation on open forward contracts		2,338,692	2.95

Unrealized Depreciation on Open Forward Contracts
Commodity	86	(342,695)	(0.43)
Foreign currency	$71,399,575	(1,566,427)	(1.98)

Total unrealized depreciation on open forward contracts		(1,909,122)	(2.41)

Net unrealized appreciation on open forward contracts		$429,570	0.54%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$6,000,000	7/7/2016	U.S. Treasury bills, 0.205% (Amortized cost of $5,998,258)	$ 5,999,933	7.58%
$8,000,000	8/11/2016	U.S. Treasury bills, 0.265% (Amortized cost of $7,995,819)	7,998,246	10.10

Total U.S. Government Securities			$ 13,998,179	17.68%

*	Due to rounding.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	149	$(27,379)	(0.03)%
Equity	217	1,661	0.00 *
Foreign currency	12	678	0.00 *
Interest rate	1,240	(407,453)	(0.45)

Total futures contracts purchased		(432,493)	(0.48)

Futures Contracts Sold
Commodity	1,086	41,971	0.05
Equity	179	(28,878)	(0.03)
Foreign currency	122	109,485	0.12
Interest rate	475	7,270	0.01

Total futures contracts sold		129,848	0.15

Net unrealized depreciation on open futures contracts		$(302,645)	(0.33)%

Unrealized Appreciation on Open Forward Contracts
Commodity	92	$156,179	0.17%
Foreign currency	$116,304,457	1,745,778	1.93

Total unrealized appreciation on open forward contracts		1,901,957	2.10

Unrealized Depreciation on Open Forward Contracts
Commodity	238	(366,155)	(0.41)
Foreign currency	$97,698,308	(1,622,735)	(1.80)

Total unrealized depreciation on open forward contracts		(1,988,890)	(2.21)

Net unrealized depreciation on open forward contracts		$(86,933)	(0.11)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$9,250,000	1/21/2016	U.S. Treasury bills, 0.0125% (Amortized cost of $9,249,708)	$9,249,393	10.23%
$12,500,000	3/3/2016	U.S. Treasury bills, 0.015% (Amortized cost of $12,499,266)	12,497,977	13.83

Total U.S. Government Securities			$21,747,370	24.06%

*	Due to rounding.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$33,381	$1,601	$77,358	$3,580

Expenses:
Ongoing placement agent fees	409,193	528,403	868,856	1,082,768
General Partner fees	409,193	528,403	868,856	1,082,768
Management fees	324,789	404,025	688,045	805,740
Incentive fees	-	-	208,244	715,096

Total expenses	1,143,175	1,460,831	2,634,001	3,686,372

Net investment loss	(1,109,794)	(1,459,230)	(2,556,643)	(3,682,792)

Tradng Results:
Net gains (losses) on trading of commodity interests and investment in the Master Funds:
Net realized gains (losses) on closed contracts	(3,336,506)	(5,318,944)	(2,530,791)	3,686,874
Net realized gains (losses) on closed contracts allocated from Blackwater Master Fund	-	(219,310)	-	443,972
Net realized gains (losses) on closed contracts allocated from SECOR Master Fund	(1,287,753)	(769,360)	(1,327,419)	845,494
Net change in unrealized gains (losses) on open contracts	1,994,544	(3,088,266)	2,520,350	(4,224,691)
Net change in unrealized gains (losses) on open contracts allocated from Blackwater Master Fund	-	(71,624)	-	(558,999)
Net change in unrealized gains (losses) on open contracts allocated from SECOR Master Fund	812,357	780,843	1,499,581	64,438

Total trading results	(1,817,358)	(8,686,661)	161,721	257,088

Net income (loss)	$(2,927,152)	$(10,145,891)	$(2,394,922)	$(3,425,704)

Net income (loss) allocation:
Limited Partners	$(2,896,475)	$(10,033,451)	$(2,374,104)	$(3,389,121)
General Partner	$(30,677)	$(112,440)	$(20,818)	$(36,583)
Net income (loss) per Unit*
Limited Partners	$(0.63)	$(1.86)	$(0.53)	$(0.68)
General Partner	$(0.63)	$(1.86)	$(0.53)	$(0.68)

	Units	Units	Units	Units
Weighted average number of Units outstanding	4,463,122.786	5,427,995.557	4,585,200.646	5,540,133.998

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total

Partners’ Capital, December 31, 2015	4,768,388.506	$89,337,807	$1,046,114	$90,383,921
Net income (loss)	-	(2,374,104)	(20,818)	(2,394,922)
Redemptions	(469,257.820)	(8,634,466)	(175,273)	(8,809,739)

Partners’ Capital, June 30, 2016	4,299,130.686	$78,329,237	$850,023	$79,179,260

Partners’ Capital, December 31, 2014	5,734,525.375	$108,125,693	$1,223,104	$109,348,797
Net income (loss)	-	(3,389,121)	(36,583)	(3,425,704)
Redemptions	(479,218.885)	(9,209,889)	(76,589)	(9,286,478)

Partners’ Capital, June 30, 2015	5,255,306.490	$95,526,683	$1,109,932	$96,636,615

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Technical L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P. and Morgan Stanley Smith Barney Spectrum Select L.P.

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

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

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

Blackwater managed the assets of the Partnership through its investment in Blackwater Master Fund L.P. (“Blackwater Master Fund”) (prior to its full redemption on September 30, 2015), a limited partnership organized under the partnership laws of the State of Delaware. Ceres was the general partner of Blackwater Master Fund. Effective September 30, 2015, Ceres terminated the management agreement with Blackwater, and Blackwater no longer trades on behalf of the Partnership.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015, and changes in partners’ capital for the six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

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

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s/Master Funds’ Investments: All commodity interests of the Partnership/Master Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. Commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Master Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Master Funds’ Statements of Income and Expenses.

The Partnership carries its investment in SECOR Master Fund (and carried its investment in Blackwater Master Fund) at fair value based on its proportionate interest in the respective Master Fund’s net asset value as calculated by the Master Fund.

Restricted and Unrestricted Cash: As reflected in the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forward and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash available for Future Interest trading that is not classified as restricted cash is therefore classified as unrestricted cash. Cash includes cash denominated in foreign currencies of $88,037 (cost of $70,270) and $423,964 (cost of $406,027) as of June 30, 2016 and December 31, 2015, respectively.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

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

Net Income (Loss) per Unit: Net income (loss) per Unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASU 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the Partnership’s/Master Funds’ assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(0.38)	$(1.59)	$0.03	$(0.01)
Net investment loss	(0.25)	(0.27)	(0.56)	(0.67)

Net increase (decrease) for the period	(0.63)	(1.86)	(0.53)	(0.68)
Net asset value per Unit, beginning of period	19.05	20.25	18.95	19.07

Net asset value per Unit, end of period	$18.42	$18.39	$18.42	$18.39

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.5)%	(5.7)%	(5.7)%	(6.3)%

Operating expenses before incentive fees	5.7%	5.7%	5.7%	5.6%
Incentive fees	0.0%	0.0%	0.2%	0.7%

Operating expenses after incentive fees	5.7%	5.7%	5.9%	6.3%

Total return:
Total return before incentive fees	(3.3)%	(9.2)%	(2.6)%	(2.9)%
Incentive fees	0.0%	0.0%	(0.2)%	(0.7)%

Total return after incentive fees	(3.3)%	(9.2)%	(2.8)%	(3.6)%

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (except for incentive fees, if applicable).

***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital and includes income and expenses allocated from the Master Funds.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

4.	Financial Instruments:

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

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract. The Partnership and SECOR Master Fund have credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership and SECOR Master Fund trade is limited to the unrealized gain (loss) amounts reflected in the Partnership’s/SECOR Master Fund’s Statements of Financial Condition. The net unrealized gains (losses) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 6, “Fair Value Measurements.”

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures and exchange-traded forward contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures and exchange-traded forward contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures and exchange-traded forward contracts, and exchange-traded futures-styled option contracts, which in the aggregate, totaled $38,442,656 and $42,580,896 at June 30, 2016 and December 31, 2015, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency option contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with the counterparty. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and the counterparty’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The Partnership and the Master Fund do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Master Fund’s Statements of Income and Expenses.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

5.	Trading Activities:

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2016 and 2015 were 2,525 and 4,048, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2016 and 2015 were 2,734 and 4,766, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2016 and 2015 were 523 and 548, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2016 and 2015 were 498 and 501, respectively. The monthly average notional values of currency forward contracts held during the three months ended June 30, 2016 and 2015 were $418,763,812 and $289,972,776, respectively. The monthly average notional values of currency forward contracts held during the six months ended June 30, 2016 and 2015 were $386,433,963 and $300,958,521, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar agreements as of June 30, 2016 and December 31, 2015, respectively.

June 30, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$2,200,840	$(499,468)	$1,701,372	$-	$-	$1,701,372
Forwards	2,338,692	(1,909,122)	429,570	-	-	429,570

Total assets	$4,539,532	$(2,408,590)	$2,130,942	$-	$-	$2,130,942

Liabilities
Futures	$(499,468)	$499,468	$-	$-	$-	$-
Forwards	(1,909,122)	1,909,122	-	-	-	-

Total liabilities	$(2,408,590)	$2,408,590	$-	$-	$-	$-

Net fair value						$2,130,942	*

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,246,262	$(1,246,262)	$-	$-	$-	$-
Forwards	1,901,957	(1,901,957)	-	-	-	-

Total assets	$3,148,219	$(3,148,219)	$-	$-	$-	$-

Liabilities
Futures	$(1,548,907)	$1,246,262	$(302,645)	$-	$-	$(302,645)
Forwards	(1,988,890)	1,901,957	(86,933)	-	-	(86,933)

Total liabilities	$(3,537,797)	$3,148,219	$(389,578)	$-	$-	$(389,578)

Net fair value						$(389,578)	*

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

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016
Assets
Futures Contracts
Commodity	$802,109
Equity	210,216
Foreign currency	83
Interest rate	1,188,432

Total unrealized appreciation on open futures contracts	2,200,840

Liabilities
Futures Contracts
Commodity	(307,158)
Equity	(70,824)
Foreign currency	(30)
Interest rate	(121,456)

Total unrealized depreciation on open futures contracts	(499,468)

Net unrealized appreciation on open futures contracts	$1,701,372	*

Assets
Forward Contracts
Commodity	$288,516
Foreign currency	2,050,176

Total unrealized appreciation on open forward contracts	2,338,692

Liabilities
Forward Contracts
Commodity	(342,695)
Foreign currency	(1,566,427)

Total unrealized depreciation on open forward contracts	(1,909,122)

Net unrealized appreciation on open forward contracts	$429,570	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

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

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2016		2015		2016		2015
Commodity	$(1,398,071)		$(2,628,647)		$(1,982,676)		$(2,407,609)
Equity	(1,342,238)		(666,582)		(1,102,455)		1,306,830
Foreign currency	(591,439)		(2,293,967)		(871,063)		1,442,193
Interest rate	1,514,390		(3,097,465)		4,117,915		(84,326)

Total	$(1,817,358)	***	$(8,686,661)	***	$161,721	***	$257,088	***

***	This amount is in “Total trading results” in the Partnership’s Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016, and December 31, 2015, and for the periods ended June 30, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$13,998,179	$-	$13,998,179	$-
Futures	2,200,840	2,200,840	-	-
Forwards	2,338,692	288,516	2,050,176	-

Total assets	$18,537,711	$2,489,356	$16,048,355	$-

Liabilities
Futures	$499,468	$499,468	$-	$-
Forwards	1,909,122	342,695	1,566,427	-

Total liabilities	$2,408,590	$842,163	$1,566,427	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$21,747,370	$-	$21,747,370	$-
Futures	1,246,262	1,246,262	-	-
Forwards	1,901,957	156,179	1,745,778	-

Total assets	$24,895,589	$1,402,441	$23,493,148	$-

Liabilities
Futures	$1,548,907	$1,548,907	$-	$-
Forwards	1,988,890	366,156	1,622,734	-

Total liabilities	$3,537,797	$1,915,063	$1,622,734	$-

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

7.	Investment in the Master Funds:

On December 1, 2011, the Partnership invested a portion of its assets in Blackwater Master Fund. Blackwater Master Fund was formed to permit accounts managed now or in the future by Blackwater using the Global Program, a proprietary, systematic trading program, to invest together in one trading vehicle. Ceres was also the general partner for Blackwater Master Fund. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master Fund. The General Partner and Blackwater believed that trading through this structure should promote efficiency and economy in the trading process. Effective September 30, 2015, the Partnership redeemed its investment in Blackwater Master Fund for cash equal to $3,204,555, and Blackwater no longer trades on behalf of the Partnership.

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

Summarized information reflecting the total assets, liabilities and partners’ capital of SECOR Master Fund is shown in the following tables.

	June 30, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master Fund	$47,946,513	$27,138	$47,919,375
	December 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master Fund	$50,962,450	$464,928	$50,497,522

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of SECOR Master Fund and Blackwater Master Fund are shown in the following tables:

	June 30, 2016		For the Three Months Ended June 30, 2016
	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income	Investment objective	Redemptions Permitted
SECOR Master Fund	35.5%	$28,128,629	$(464,591)	Commodity Portfolio	Monthly
	June 30, 2016		For the Six Months Ended June 30, 2016
	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income	Investment objective	Redemptions Permitted
SECOR Master Fund	35.5%	$28,128,629	$197,080	Commodity Portfolio	Monthly
	December 31, 2015		For the Three Months Ended June 30, 2015
	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income	Investment objective	Redemptions Permitted
SECOR Master Fund	30.4%	$27,517,405	$11,483	Commodity Portfolio	Monthly
Blackwater Master Fund	-	-	(290,934)	Commodity Portfolio	Monthly
	December 31, 2015		For the Six Months Ended June 30, 2015
	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income	Investment objective	Redemptions Permitted
SECOR Master Fund	30.4%	$27,517,405	$909,932	Commodity Portfolio	Monthly
Blackwater Master Fund	-	-	(115,027)	Commodity Portfolio	Monthly

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

As of June 30, 2016 and December 31, 2015, the Partnership owned approximately 58.7% and 54.5%, of SECOR Master Fund, respectively. It is the Partnership’s intention to continue to invest in SECOR Master Fund. The performance of the Partnership is directly affected by the performance of SECOR Master Fund, and was directly affected by the performance of Blackwater Master Fund.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The tables below represent summarized Income Statement information for SECOR Master Fund and Blackwater Master Fund for the three and six months ended June 30, 2016 and 2015, respectively.

For the Three Months Ended June 30, 2016	Investment Income	Net Investment Loss	Total Trading Results	Net Income (Loss)

SECOR Master Fund	$19,532	$(67,063)	$(820,318)	$(887,381)
For the Six Months Ended June 30, 2016	Investment Income	Net Investment Loss	Total Trading Results	Net Income (Loss)

SECOR Master Fund	$45,757	$(145,724)	$393,562	$247,838
For the Three Months Ended June 30, 2015	Investment Income	Net Investment Loss	Total Trading Results	Net Income (Loss)

SECOR Master Fund	$806	$(100,822)	$(143,575)	$(244,397)
Blackwater Master Fund	298	(12,900)	(455,735)	(468,635)
For the Six Months Ended June 30, 2015	Investment Income	Net Investment Loss	Total Trading Results	Net Income (Loss)

SECOR Master Fund	$1,612	$(221,230)	$2,557,803	$2,336,573
Blackwater Master Fund	730	(23,133)	(209,927)	(233,060)

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than those described below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective June 1, 2016, the Partnership entered into a management agreement by and among the Partnership, the General Partner, and FORT, L.P., a Delaware limited partnership (“FORT”), pursuant to which FORT will serve as a trading advisor to the Registrant and will manage the portion of the Partnership’s assets allocated to it. Effective July 1, 2016, a portion of the Partnership’s assets were allocated to FORT and traded pursuant to the Global Contrarian Program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2016, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 17.5%; Currency 28.5%; Equity 26.1%; and Commodity 27.9%.

Liquidity: The Partnership deposits its assets available for Futures Interest trading with MS&Co. as its clearing commodity broker in separate futures, forward and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade in futures, forwards and options it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

As of June 30, 2016, approximately 28.4% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 71.6% is forward contracts which are off-exchange traded.

Capital Resources: The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its cash at bank, interest receivable, equity in trading accounts consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, investment in SECOR Master Fund, and investments in U.S. Treasury bills, if applicable. SECOR Master Fund’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills, if applicable. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations: The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations

General: The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and option markets.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of June 30, 2016 and March 31, 2016, respectively, and the change during the three months ended June 30, 2016.

Trading Advisor	Allocation as of June 30 2016 (%)	Allocation as of March 31, 2016 (%)		Allocation as of June 30, 2016 ($)	Allocation as of March 31, 2016 ($)	Change during the period (%)
Aspect	33.31%	31.82%		26,371,886	27,562,035	(4.32)
Winton	0.00%	0.28%	*	-	243,719	(100.00)
Campbell	31.33%	33.14%		24,807,723	28,706,111	(13.58)
SECOR	35.36%	34.76%		27,999,651	30,106,329	(7.00)

*	Prior to the Partnership’s redemption from Winton.

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2016, and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2016

The Partnership recorded total trading results including interest income totaling $(1,783,977) and expenses totaling $1,143,175, resulting in net loss of $2,927,152 for the three months ended June 30, 2016. The Partnership’s net asset value per Unit decreased from $19.05 at March 31, 2016 to $18.42 at June 30, 2016.

During the second quarter, the Partnership posted a loss in net asset value as trading gains in the global interest rate and agricultural sectors were more than offset by trading losses in the currency, global stock index, energy, and metals sectors. The most significant losses were recorded in the currency sector during May from long positions in the Australian dollar versus the U.S. dollar as the relative value of the U.S. currency rallied after hawkish comments from the U.S. Federal Reserve increased speculation that interest rates could be increased as early as June. Additional losses were incurred from positions in the Japanese yen, Canadian dollar, and Mexican peso. Within the global stock index sector, losses were incurred during June from long positions in U.S. equity index futures as prices declined on mounting uncertainties following the U.K’s decision to leave the European Union. Within the energy sector, losses were incurred during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Additional losses were recorded during April from short positions in natural gas futures as prices moved higher as producers idled drilling equipment at historic rates. Within the metals sector, losses were incurred during April and May from long futures positions in industrial metals as prices declined amid concerns of an overextended commodity market in China and signs of a weakening economy in the U.S. The Partnership’s trading losses for the quarter were partially offset by trading gains within the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Within the agricultural sector, gains were experienced during June and May from long positions in soybean and soybean meal futures as prices rose as flooding and adverse weather in South America threatened to curtail grain exports. Additional gains were experienced from long positions in sugar futures, primarily during June, as prices climbed higher amid speculation India’s newly imposed duty on sugar exports could further tighten the world sugar market.

The Partnership recorded total trading results including interest income totaling $239,079 and expenses totaling $2,634,001 resulting in a net loss of $2,394,922 for the six months ended June 30, 2016. The Partnership’s net asset value per Unit decreased from $18.95 at December 31, 2015 to $18.42 at June 30, 2016.

During the first six months of the year, the Partnership posted a loss in Net Asset Value as trading gains in the global interest rate and agricultural sectors were more than offset by trading losses in the global stock index, metals, currency, and energy sectors. The most significant losses were recorded in the global stock index sector during June from long positions in U.S. equity index futures as prices declined on mounting uncertainties following the U.K’s decision to leave the European Union. Additional losses were incurred during January from long positions in European and U.S. equity index futures as prices declined amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth. Within the metals sector, losses were incurred primarily during February, March, and April from short positions in gold and silver futures as prices advanced amid increased investor demand for precious metals. Further losses in the metals sector were incurred throughout the first quarter from positions in zinc futures. Within the currency sector, losses were incurred during May from long positions in the Australian dollar versus the U.S. dollar as the relative value of the U.S. currency rallied after hawkish comments from the U.S. Federal Reserve increased speculation that interest rates could be increased as early as June. Additional currency losses during may were incurred from positions in the Japanese yen, Canadian dollar, and euro. Within the energy sector, losses were incurred during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Additional losses were recorded during April from short positions in natural gas futures as prices moved higher as producers idled drilling equipment at historic rates. The Partnership’s trading losses for the first six months of the year were partially offset by trading gains within the global interest rate sector during January and February from long positions in European and Pacific Rim fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were experienced during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Within the agricultural sector, gains were experienced during June and May from long positions in soybean and soybean meal futures as prices rose as flooding and adverse weather in South America threatened to curtail grain exports. Additional gains were experienced from long positions in sugar futures, primarily during June, as prices climbed higher amid speculation India’s newly imposed duty on sugar exports could further tighten the world sugar market.

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

The Partnership’s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading. The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date as discussed under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk tables disclosed.
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

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership could result in actual trading or non-trading losses far beyond the indicated Value at Risk of the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% — 99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended June 30, 2016, and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K.

As of June 30, 2016, the Partnership’s total capitalization was $79,179,260.

June 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$4,326,188	5.46%	$5,525,458	$3,268,956	$3,906,873
Equity	4,058,354	5.13	6,741,242	2,923,670	5,650,687
Foreign currency	4,416,666	5.58	9,171,218	4,416,666	7,232,038
Interest rate	2,723,257	3.44	3,291,761	2,438,012	2,809,883

Total	$15,524,465	19.61%

*	Average of daily Value at Risk.

As of December 31, 2015, the Partnership’s total capitalization was $90,383,921.

December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$8,260,812	9.14%	$9,916,050	$2,846,107	$6,651,993
Equity	2,410,344	2.67	3,841,170	1,748,550	2,783,673
Foreign currency	4,028,853	4.46	7,574,622	1,936,232	5,019,439
Interest rate	5,345,720	5.91	5,999,962	2,743,300	4,346,771

Total	$20,045,729	22.18%

*	Average of daily Value at Risk.

Limitations on Value at Risk as an Assessment of Market Risk

Value at Risk models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, Value at Risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to, the following:

•	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

•	changes in portfolio value caused by market movements may differ from those of the Value at Risk model;

•	Value at Risk results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;

•	Value at Risk using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

•	the historical market risk factor data used for Value at Risk estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

Non-Trading Risk:

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures:

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure:

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2016.

Changes in Internal Control over Financial Reporting:

There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls:

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (the “Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Units.

The following chart sets forth the purchases of limited partner Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	88,200.175	$18.12	N/A	N/A
May 1, 2016 - May 31, 2016	78,272.021	$17.83	N/A	N/A
June 1, 2016 - June 30, 2016	79,681.436	$18.42	N/A	N/A
	246,153.632	$18.12

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

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not applicable.

Item 5. Other Information — None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 11, 2016