Form 10-Q
period 2016-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2016-11-10
CIK 925306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-26338

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3782231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue

New York, New York 10036

(Address of principal executive offices) (Zip Code)

(855) 672-4468

(Registrant’s telephone number, including area code)

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

Yes X No

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

Yes    No X

As of October 31, 2016, 3,780,799.140 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets:

Investment in SECOR Master Fund (1), at fair value	$22,970,657	$27,517,405

Equity in trading account:
Investments in U.S. Treasury bills, at fair value (amortized cost $21,748,974 at December 31, 2015)	-	21,747,370
Unrestricted cash	47,350,950	36,014,670
Restricted cash	5,352,422	7,078,848
Net unrealized appreciation on open futures contracts	785,387	-
Net unrealized appreciation on open forward contracts	123,182	-

Total equity in trading account	53,611,941	64,840,888

Cash at bank	413	-
Interest receivable	8,110	5,019

Total assets	$76,591,121	$92,363,312

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$302,645
Net unrealized depreciation on open forward contracts	-	86,933
Accrued expenses:
Ongoing placement agent fees	126,134	159,363
General Partner fees	126,134	159,363
Management fees	95,249	131,877
Incentive fees	60,885	-
Redemptions payable to Limited Partners	2,897,745	1,139,210

Total liabilities	3,306,147	1,979,391

Partners’ Capital:
General Partner, 46,150.675 and 55,189.877 Units outstanding at September 30, 2016 and December 31, 2015, respectively	852,253	1,046,114
Limited Partners, 3,922,546.850 and 4,713,198.629 Units outstanding at September 30, 2016 and December 31, 2015, respectively	72,432,721	89,337,807

Total partners’ capital (net asset value)	73,284,974	90,383,921

Total liabilities and partners’ capital	$76,591,121	$92,363,312

Net asset value per Unit	$18.47	$18.95

(1)  Defined in Note 1.

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

	Notional ($)/		% of Partners’
	Number of Contracts	Fair Value	Capital

Futures Contracts Purchased
Commodities	184	$236,068	0.32%
Equities	499	153,659	0.21
Currencies	88	42,079	0.06
Interest rates	1,787	279,549	0.38

Total futures contracts purchased		711,355	0.97

Futures Contracts Sold
Commodities	380	85,426	0.12
Equities	57	19,967	0.03
Currencies	95	(17,690)	(0.02)
Interest rates	261	(13,671)	(0.02)

Total futures contracts sold		74,032	0.11

Net unrealized appreciation on open futures contracts		$785,387	1.08%

Unrealized Appreciation on Open Forward Contracts
Commodities	101	$195,754	0.27%
Currencies	$62,567,834	666,351	0.91

Total unrealized appreciation on open forward contracts		862,105	1.18

Unrealized Depreciation on Open Forward Contracts
Commodities	60	(176,859)	(0.24)
Currencies	$74,598,825	(562,064)	(0.77)

Total unrealized depreciation on open forward contracts		(738,923)	(1.01)

Net unrealized appreciation on open forward contracts		$123,182	0.17%

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Condensed Schedule of Investments

December 31, 2015

		Notional ($)/		% of Partners’

		Number of Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodities		149	$(27,379)	(0.03)%
Equities		217	1,661	0.00 **
Currencies		12	678	0.00 **
Interest rates		1,240	(407,453)	(0.45)

Total futures contracts purchased			(432,493)	(0.48)

Futures Contracts Sold
Commodities		1,086	41,971	0.05
Equities		179	(28,878)	(0.03)
Currencies		122	109,485	0.12
Interest rates		475	7,270	0.01

Total futures contracts sold			129,848	0.15

Net unrealized depreciation on open futures contracts			$(302,645)	(0.33)%

Unrealized Appreciation on Open Forward Contracts
Commodities		92	$156,179	0.17%
Currencies		$116,304,457	1,745,778	1.93

Total unrealized appreciation on open forward contracts			1,901,957	2.10

Unrealized Depreciation on Open Forward Contracts
Commodities		238	(366,155)	(0.41)
Currencies		$97,698,308	(1,622,735)	(1.80)

Total unrealized depreciation on open forward contracts			(1,988,890)	(2.21)

Net unrealized depreciation on open forward contracts			$(86,933)	(0.11)%

U.S. Government Securities				% of Partners’

Face Amount	Maturity Date	Description	Fair Value	Capital
		U.S. Treasury bills, 0.0125%* (Amortized
$9,250,000	1/21/2016	cost of $9,249,708)	$9,249,393	10.23%
		U.S. Treasury bills, 0.015%* (Amortized
$12,500,000	3/3/2016	cost of $12,499,266)	12,497,977	13.83

Total U.S. Government Securities			$21,747,370	24.06%

*	Liquid non-cash held as collateral.

**	Due to rounding.

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$35,959	$5,309	$113,317	$8,889

Expenses:
Ongoing placement agent fees	391,533	487,025	1,260,389	1,569,793
General Partner fees	391,533	487,025	1,260,389	1,569,793
Management fees	296,059	384,786	984,104	1,190,526
Incentive fees	60,885	183,986	269,129	899,082

Total expenses	1,140,010	1,542,822	3,774,011	5,229,194

Net investment loss	(1,104,051)	(1,537,513)	(3,660,694)	(5,220,305)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Master Funds:
Net realized gains (losses) on closed contracts	1,274,049	(761,153)	(1,256,742)	2,925,721

Net realized gains (losses) on closed contracts allocated from Blackwater Master Fund	-	(69,873)	-	374,099

Net realized gains (losses) on closed contracts allocated from SECOR Master Fund	2,145,861	1,941,477	818,442	2,786,971
Net change in unrealized gains (losses) on open contracts	(1,241,281)	5,422,165	1,279,069	1,197,474
Net change in unrealized gains (losses) on open contracts allocated from Blackwater Master Fund	-	158,051	-	(400,948)
Net change in unrealized gains (losses) on open contracts allocated from SECOR Master Fund	(860,494)	(76,939)	639,087	(12,501)

Total trading results	1,318,135	6,613,728	1,479,856	6,870,816

Net income (loss)	$214,084	$5,076,215	$(2,180,838)	$1,650,511

Net income (loss) per Unit*	$0.05	$0.97	$(0.48)	$0.29

Weighted average number of Units outstanding	4,223,442.515	5,169,475.298	4,464,614.603	5,415,223.374

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total

Partners’ Capital, December 31, 2015	4,768,388.506	$89,337,807	$1,046,114	$90,383,921
Net income (loss)	-	(2,162,250)	(18,588)	(2,180,838)
Redemptions	(799,690.981)	(14,742,836)	(175,273)	(14,918,109)

Partners’ Capital, September 30, 2016	3,968,697.525	$72,432,721	$852,253	$73,284,974

Partners’ Capital, December 31, 2014	5,734,525.375	$108,125,693	$1,223,104	$109,348,797
Net income (loss)	-	1,628,255	22,256	1,650,511
Redemptions	(729,424.089)	(13,906,538)	(176,693)	(14,083,231)

Partners’ Capital, September 30, 2015	5,005,101.286	$95,847,410	$1,068,667	$96,916,077

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Technical L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P. and Morgan Stanley Smith Barney Spectrum Select L.P.

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

During the reporting periods ended September 30, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

The trading advisors to the Partnership are Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), Secor Capital Advisors, L.P. (“SECOR”) and FORT, L.P. (“FORT”). Prior to September 30, 2015 and March 31, 2016, Blackwater Capital Management LLC (“Blackwater”) and Winton Capital Management Limited (“Winton” and together with Blackwater, Campbell, Aspect and SECOR, each, individually, a “Trading Advisor” or collectively, the “Trading Advisors”), respectively, were also trading advisors to the Partnership.

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

Effective June 1, 2016, the Partnership entered into a management agreement by and among the Partnership, the General Partner, and FORT, pursuant to which FORT will serve as a trading advisor to the Registrant and will manage the portion of the Partnership’s assets allocated to it. Effective July 1, 2016, a portion of the Partnership’s assets were allocated to FORT and traded pursuant to the Global Contrarian Program.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015, and changes in partners’ capital for the nine months ended September 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s/Master Funds’ Investments. All commodity interests of the Partnership/Master Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. Commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Master Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Master Funds’ Statements of Income and Expenses.

The Partnership carries its investment in SECOR Master Fund (and carried its investment in Blackwater Master Fund) at fair value based on its proportionate interest in the respective Master Fund’s net asset value as calculated by the Master Fund.

Restricted and Unrestricted Cash. As reflected in the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forward and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash available for Futures Interest trading that is not classified as restricted cash is therefore classified as unrestricted cash. Cash includes cash denominated in foreign currencies of $48,328 (cost of $49,469) and $423,964 (cost of $406,027) as of September 30, 2016 and December 31, 2015, respectively.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit. Net income (loss) per Unit of limited partnership interest (“Unit(s)”) is calculated in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments. The carrying value of the Partnership’s/SECOR Master Fund’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Recent Accounting Pronouncement. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously presented as net unrealized gain (loss) on open contracts in the Statements of Financial Condition are now reported as net unrealized appreciation on open futures contracts, net unrealized depreciation on open futures contracts, net unrealized appreciation on open forward contracts and net unrealized depreciation on open forward contracts, as applicable. In addition, amounts previously presented as futures and forward contracts purchased and futures and forward contracts sold in the Condensed Schedules of Investments are now reported as futures contracts purchased, futures contracts sold, unrealized appreciation on open forward contracts and unrealized depreciation on open forward contracts, as applicable. Amounts previously presented as unrealized currency gain (loss) in the Condensed Schedules of Investments and included in net unrealized gain (loss) on open contracts in the Statements of Financial Condition are now reported as part of unrestricted cash in the Statements of Financial Condition.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$0.31	$1.27	$0.34	$1.26
Net investment loss	(0.26)	(0.30)	(0.82)	(0.97)

Net increase (decrease) for the period	0.05	0.97	(0.48)	0.29
Net asset value per Unit, beginning of period	18.42	18.39	18.95	19.07

Net asset value per Unit, end of period	$18.47	$19.36	$18.47	$19.36

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.5)%	(5.7)%	(5.8)%	(6.4)%

Operating expenses before incentive fees	5.6%	5.5%	5.6%	5.6%
Incentive fees	0.1%	0.2%	0.3%	0.9%

Operating expenses after incentive fees	5.7%	5.7%	5.9%	6.5%

Total return:
Total return before incentive fees	0.4%	5.5%	(2.2)%	2.4%
Incentive fees	(0.1)%	(0.2)%	(0.3)%	(0.9)%

Total return after incentive fees	0.3%	5.3%	(2.5)%	1.5%

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

The Partnership and the Master Funds trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized appreciation or depreciation on open futures contracts or net unrealized appreciation or depreciation on open forward contracts. The resulting net change in unrealized gains and losses is reflected in “Net change in unrealized gains (losses) on open contracts,” “Net change in unrealized gains (losses) on open contracts allocated from Blackwater Master Fund” and “Net change in unrealized gains (losses) on open contracts allocated from SECOR Master Fund” from one period to the next in the Statements of Income and Expenses. The Partnership’s contracts are accounted for on a trade-date basis. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The Partnership and SECOR Master Fund do not, and Blackwater Master Fund did not, isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Master Fund’s Statements of Income and Expenses.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2016 and 2015 were 3,351 and 3,789, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2016 and 2015 were 2,968 and 4,440, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2016 and 2015 were 322 and 470, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2016 and 2015 were 439 and 490, respectively. The monthly average notional values of currency forward contracts held during the three months ended September 30, 2016 and 2015 were $243,384,213 and $29,130,111 respectively. The monthly average notional values of currency forward contracts held during the nine months ended September 30, 2016 and 2015 were $338,750,713 and $210,349,051, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar agreements as of September 30, 2016 and December 31, 2015, respectively.

		Gross Amounts Offset in the Statements of	Amounts Presented in the Statements of	Gross Amounts Not Offset in the
				Statements of Financial Condition
					Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
September 30, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Futures	$1,381,101	$(595,714)	$785,387	$-	$-	$785,387
Forwards	862,105	(738,923)	123,182	-	-	123,182

Total assets	$2,243,206	$(1,334,637)	$908,569	$-	$-	$908,569

Liabilities
Futures	$(595,714)	$595,714	$-	$-	$-	$-
Forwards	(738,923)	738,923	-	-	-	-

Total liabilities	$(1,334,637)	$1,334,637	$-	$-	$-	$-

Net fair value						$908,569	*

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Futures	$1,246,262	$(1,246,262)	$-	$-	$-	$-
Forwards	1,901,957	(1,901,957)	-	-	-	-

Total assets	$3,148,219	$(3,148,219)	$-	$-	$-	$-

Liabilities
Futures	$(1,548,907)	$1,246,262	$(302,645)	$-	$-	$(302,645)
Forwards	(1,988,890)	1,901,957	(86,933)	-	-	(86,933)

Total liabilities	$(3,537,797)	$3,148,219	$(389,578)	$-	$-	$(389,578)

Net fair value						$(389,578)	*

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

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016
Assets
Futures Contracts
Commodities	$588,805
Equities	336,347
Currencies	69,949
Interest rates	386,000

Total unrealized appreciation on open futures contracts	1,381,101

Liabilities
Futures Contracts
Commodities	(267,311)
Equities	(162,721)
Currencies	(45,560)
Interest rates	(120,122)

Total unrealized depreciation on open futures contracts	(595,714)

Net unrealized appreciation on open futures contracts	$785,387	*

Assets
Forward Contracts
Commodities	$195,754
Currencies	666,351

Total unrealized appreciation on open forward contracts	862,105

Liabilities
Forward Contracts
Commodities	(176,859)
Currencies	(562,064)

Total unrealized depreciation on open forward contracts	(738,923)

Net unrealized appreciation on open forward contracts	$123,182	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015
Assets
Futures Contracts
Commodities	$776,737
Equities	143,691
Currencies	121,130
Interest rates	204,704

Total unrealized appreciation on open futures contracts	1,246,262

Liabilities
Futures Contracts
Commodities	(762,145)
Equities	(170,908)
Currencies	(10,967)
Interest rates	(604,887)

Total unrealized depreciation on open futures contracts	(1,548,907)

Net unrealized depreciation on open futures contracts	$(302,645)	*

Assets
Forward Contracts
Commodities	$156,179
Currencies	1,745,778

Total unrealized appreciation on open forward contracts	1,901,957

Liabilities
Forward Contracts
Commodities	(366,155)
Currencies	(1,622,735)

Total unrealized depreciation on open forward contracts	(1,988,890)

Net unrealized depreciation on open forward contracts	$(86,933)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2016		2015		2016		2015

Commodities	$(309,812)		$3,880,566		$(2,292,488)		$1,472,957
Equities	2,292,862		744,546		1,190,407		2,051,376
Currencies	(38,341)		158,147		(909,404)		1,600,340
Interest rates	(626,574)		1,830,469		3,491,341		1,746,143

Total	$1,318,135	*	$6,613,728	*	$1,479,856	*	$6,870,816	*

*	This amount is in “Total trading results” in the Partnership’s Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016, and December 31, 2015, and for the periods ended September 30, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$1,381,101	$1,381,101	$-	$-
Forwards	862,105	195,754	666,351	-

Total assets	$2,243,206	$1,576,855	$666,351	$-

Liabilities
Futures	$595,714	$595,714	$-	$-
Forwards	738,923	176,859	562,064	-

Total liabilities	$1,334,637	$772,573	$562,064	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$21,747,370	$-	$21,747,370	$-
Futures	1,246,262	1,246,262	-	-
Forwards	1,901,957	156,179	1,745,778	-

Total assets	$24,895,589	$1,402,441	$23,493,148	$-

Liabilities
Futures	$1,548,907	$1,548,907	$-	$-
Forwards	1,988,890	366,156	1,622,734	-

Total liabilities	$3,537,797	$1,915,063	$1,622,734	$-

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

7.	Investment in the Master Funds:

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

Summarized information reflecting the total assets, liabilities and partners’ capital of SECOR Master Fund is shown in the following tables.

	September 30, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master Fund	$44,664,982	$380,450	$44,284,532

	December 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master Fund	$50,962,450	$464,928	$50,497,522

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of SECOR Master Fund and Blackwater Master Fund are shown in the following tables:

	September 30, 2016		For the Three Months Ended September 30, 2016

	% of		Partnership’s
	Partners’	Fair	Pro-Rata Share	Investment	Redemptions
	Capital	Value	of Net Income	Objective	Permitted

SECOR Master Fund	31.3%	$22,970,657	$1,297,082	Commodity Portfolio	Monthly

	September 30, 2016		For the Nine Months Ended September 30, 2016

	% of		Partnership’s
	Partners’	Fair	Pro-Rata Share	Investment	Redemptions
	Capital	Value	of Net Income	Objective	Permitted

SECOR Master Fund	31.3%	$22,970,657	$1,494,162	Commodity Portfolio	Monthly

	December 31, 2015		For the Three Months Ended September 30, 2015

	% of		Partnership’s
	Partners’	Fair	Pro-Rata Share	Investment	Redemptions
	Capital	Value	of Net Income	Objective	Permitted

SECOR Master Fund	30.4%	$27,517,405	$1,864,538	Commodity Portfolio	Monthly
Blackwater Master Fund	-	-	88,178	Commodity Portfolio	Monthly

	December 31, 2015		For the Nine Months Ended September 30, 2015

	% of		Partnership’s
	Partners’	Fair	Pro-Rata Share	Investment	Redemptions
	Capital	Value	of Net Income	Objective	Permitted

SECOR Master Fund	30.4%	$27,517,405	$2,774,470	Commodity Portfolio	Monthly
Blackwater Master Fund	-	-	(26,849)	Commodity Portfolio	Monthly

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

As of September 30, 2016 and December 31, 2015, the Partnership owned approximately 51.9% and 54.5%, of SECOR Master Fund, respectively. It is the Partnership’s intention to continue to invest in SECOR Master Fund. The performance of the Partnership is directly affected by the performance of SECOR Master Fund, and was directly affected by the performance of Blackwater Master Fund.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The tables below represent summarized Income Statement information for SECOR Master Fund and Blackwater Master Fund for the three and nine months ended September 30, 2016 and 2015, respectively.

For the Three Months	Investment	Net	Total Trading	Net Income
Ended September 30, 2016	Income	Investment Loss	Results	(Loss)

SECOR Master Fund	$22,992	$(50,084)	$2,380,570	$2,330,486

For the Nine Months	Investment	Net	Total Trading	Net Income
Ended September 30, 2016	Income	Investment Loss	Results	(Loss)

SECOR Master Fund	$68,749	$(195,808)	$2,774,132	$2,578,324

For the Three Months	Investment	Net	Total Trading	Net Income
Ended September 30, 2015	Income	Investment Loss	Results	(Loss)

SECOR Master Fund	$6,456	$(83,257)	$3,610,700	$3,527,443
Blackwater Master Fund	390	(16,617)	297,125	280,508

For the Nine Months	Investment	Net	Total Trading	Net Income
Ended September 30, 2015	Income	Investment Loss	Results	(Loss)

SECOR Master Fund	$8,068	$(304,487)	$6,168,503	$5,864,016
Blackwater Master Fund	1,120	(39,750)	87,198	47,448

8.	Subsequent Events:

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in SECOR Master Fund, (ii) equity in trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in SECOR Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Units, and distributions of profit, if any.

For the nine months ended September 30, 2016, the Partnership’s capital decreased 18.9% from $90,383,921 to $73,284,974. This decrease was attributable to redemptions of 790,651.779 limited partners Units totaling $14,742,836 and redemptions of 9,039.202 General Partner Units totaling $175,273, coupled with a net loss of $2,180,838. Future redemptions can impact the amount of funds available for investment in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the financial statements.

The Partnership and SECOR Master Fund record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 21.2% to 33.3% of the Partnership’s contracts are traded over-the-counter.

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

FORT trades the allocated portion of the Partnership’s assets in accordance with its Global Contrarian Program, a systematic, technical, trend-anticipating trading program. Global Contrarian’s investment objective is to achieve attractive absolute returns and reduced volatility of returns primarily through trading a broad spectrum of futures contracts, including contracts on short-term interest rates, bonds, currencies, stock indices energy and metals.

Global Contrarian generally seeks to anticipate and capitalize on short-to-intermediate-term trends (two to six weeks). Unlike a trend-following program, which would attempt to identify existing trends, Global Contrarian attempts to anticipate trends before they occur. Global Contrarian takes positions while the market is moving against the signal. As a result, its performance can be much more volatile than traditional trend-following models, but the potential for diversification is much greater. In an attempt to reduce the volatility of returns, the allocation of capital is geographically diversified across Asia, Europe, Australia and North America. FORT exercises little or no discretion over the rule-based and computerized trading signals generated by Global Contrarian. Global Contrarian uses Bayesian learning techniques to systematically adjust model parameters, markets, and sectors. The learning process favors both winners and losers for allocations. For example, markets that underperform recently but perform well over the long-term are candidates for allocation.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of September 30, 2016 and June 30, 2016, respectively, and the change during the three months ended September 30, 2016.

Trading Advisor	Allocation as of September 30, 2016 (%)	Allocation as of June 30 2016 (%)	Allocation as of September 30, 2016 ($)	Allocation as of June 30, 2016 ($)	Change during the period (%)

Aspect	26.18%	33.31%	19,185,222	26,371,886	(27.25)
Campbell	19.62%	31.33%	14,379,766	24,807,723	(42.04)
SECOR	28.61%	35.36%	20,968,527	27,999,651	(25.11)
FORT	25.59%	0.00%	18,751,459	-	100.00

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2016, and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership and SECOR Master trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts,” “Net change in unrealized gains (losses) on open contracts allocated from Blackwater Master Fund” and “Net change in unrealized gains (losses) on open contracts allocated from SECOR Master Fund,” and recorded as “Net realized gains (losses) on closed contracts,” “Net realized gains (losses) on closed contracts allocated from Blackwater Master Fund” and “Net realized gains (losses) on closed contracts allocated from SECOR Master Fund” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis, as applicable. The Partnership records its investment in SECOR Master Fund and recorded its investment in Blackwater Master Fund, at fair value on the basis of the net asset value of such investments.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

During the Partnership’s third quarter of 2016, the net asset value per Unit increased 0.3% from $18.42 to $18.47, as compared to an increase of 5.3% in the third quarter of 2015. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2016 of $1,318,135.Gains were primarily attributable to the Partnership’s/SECOR Master Fund’s trading of commodity futures in the equities sector, and were partially offset by losses in the commodities, currencies and interest rates sectors. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2015 of $6,613,728. Gains were primarily attributable to the Partnership’s/Master Funds’ trading in commodities, currencies, interest rates, and equities sectors.

The most significant gains were recorded in the global stock index sector during July and August from long positions in U.S. equity index futures as U.S. employers added far more jobs than expected in June, providing reassurance that the U.S. economy is growing solidly and pushing prices higher. Within the global interest rate sector, gains were experienced during July from long positions in European fixed income futures as prices advanced as continued uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of European government debt. Within the agricultural complex, gains were experienced during August and September from long positions in sugar futures as prices moved higher due to unfavorable growing conditions threatening crop yields in Brazil and India, the world’s largest sugar cane growers. Additional gains were experienced from positions in wheat and cattle futures. The Partnership’s trading gains for the quarter were partially offset by trading losses within the metals sector during August due to long positions in gold futures as prices declined after a better-than-expected U.S. jobs report reduced “safe-haven” demand for the precious metal. Additional losses were incurred during September from short copper futures positions as prices rose after Chinese reports fueled speculation that demand for copper was increasing, while stockpiles decreased. Losses were also recorded within the currency markets, particularly during August, from long positions in the Japanese yen versus the U.S. dollar as the relative value of the Japanese yen declined as Prime Minister Shinzo Abe announced a disappointing Japanese stimulus package. Additional losses were incurred from positions in the Canadian dollar and Mexican peso. Within the energy sector, losses were incurred during August from short positions in crude oil and its related products as prices rallied amid speculation that crude producers would revive talks to stabilize prices at informal OPEC discussions in September.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit decreased 2.5% from $18.95 to $18.47, as compared to an increase of 1.5% for the nine months ended September 30, 2015. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2016 of $1,479,856. Gains were primarily attributable to the Partnership’s/SECOR Master Fund’s trading of commodity futures in equities and interest rates sectors, and were partially offset by losses in commodities and currencies sectors. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2015 of $6,870,816. Gains were primarily attributable to the Partnership’s/Master Funds’ trading in commodities, currencies and interest rates and equities sectors.

The most significant losses were recorded in the metals sector during February, March, and April from short positions in gold and silver futures as prices advanced amid increased investor demand for precious metals. Further losses in the metals sector were incurred throughout the first nine months of the year from positions in lead, zinc, and copper futures. Losses were also recorded within the currency markets, particularly during August, from long positions in the Japanese yen versus the U.S. dollar as the relative value of the Japanese yen declined as Prime Minister Shinzo Abe announced a disappointing Japanese stimulus package. Additional losses were incurred during February and May from positions in the Canadian dollar and euro. Within the energy sector, losses were incurred during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Additional losses were recorded during August from short positions in crude oil and its related products as prices rallied amid speculation that crude producers would revive talks to stabilize prices at informal OPEC discussions in September. Within the global stock index sector, losses were incurred during June from long positions in U.S. equity index futures as prices declined on mounting uncertainties following the U.K’s decision to leave the European Union. Additional losses were incurred during January from long positions in European and U.S. equity index futures as prices declined amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth. The Partnership’s trading losses for the first nine months of the year were offset by trading gains within the global interest rate sector during January and February from long positions in European and Pacific Rim fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were experienced during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Within the agricultural sector, gains were experienced during June from long positions in sugar futures as prices climbed higher amid speculation India’s newly imposed duty on sugar exports could further tighten the world sugar market. Profits from long sugar futures positions were also recorded during August and September. Additional gains were experienced from positions in wheat and cattle futures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership and the Master Funds are speculative commodity pools. The market sensitive instruments held by the Partnership/Master Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership/Master Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Master Funds’ main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Partnership/Master Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership/Master Funds market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership/Master Funds’ open contracts and the liquidity of the markets in which they trade.

The Partnership/Master Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and a Fund’s past performance is not necessarily indicative of future results.

“Value at Risk” is a measure of the maximum amount which the Partnership/Master Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Master Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Master Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Master Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Master Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Master Funds’ attempt to manage their market risk.

Exchange margin requirements have been used by the Partnership/Master Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Trading Advisors, with exception to SECOR, currently trade the Partnership’s assets directly in managed accounts established in the name of the Partnership, over which they have been granted limited authority to make trading decisions. The following trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and indirectly, through its investments in the Master Funds. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of September 30, 2016, the Partnership’s total capitalization was $73,284,974.

September 30, 2016

			Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Commodities	$3,569,447	4.87%	$4,406,394	$3,569,447	$3,953,373
Equities	5,787,996	7.90	6,538,610	3,350,153	4,775,485
Currencies	5,960,690	8.13	6,681,619	4,369,783	5,629,356
Interest rates	2,614,609	3.57	3,107,778	2,215,305	2,612,658

Total	$17,932,742	24.47%

*  Average of daily Value at Risk.

As of December 31, 2015, the Partnership’s total capitalization was $90,383,921.

December 31, 2015

			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Commodities	$8,260,812	9.14%	$9,916,050	$2,846,107	$6,651,993
Equities	2,410,344	2.67	3,841,170	1,748,550	2,783,673
Currencies	4,028,853	4.46	7,574,622	1,936,232	5,019,439
Interest rates	5,345,720	5.91	5,999,962	2,743,300	4,346,771

Total	$20,045,729	22.18%

*  Average of daily Value at Risk.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2016.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connection with such actions.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Units.

The following chart sets forth the purchases of limited partner Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	53,520.611	$18.86	N/A	N/A
August 1, 2016 - August 31, 2016	120,023.290	$18.34	N/A	N/A
September 1, 2016 - September 30, 2016	156,889.260	$18.47	N/A	N/A
	330,433.161	$18.49

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

Date: November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 10, 2016