Form 10-Q
period 2017-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2017-05-11
CIK 925306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                 Accelerated filer                     Non-accelerated filer X

Smaller reporting company         Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   No X

  As of April 30, 2017, 3,212,792.973 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:

Investment in SECOR Master Fund (1), at fair value	$18,499,177	$19,624,189

Equity in trading account:
Unrestricted cash	34,695,950	38,804,219
Restricted cash	6,814,755	6,959,456
Net unrealized appreciation on open futures contracts	436,046	294,434

Total equity in trading account	41,946,751	46,058,109

Cash at bank	1,022	217
Interest receivable	25,027	14,714

Total assets	$60,471,977	$65,697,229

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$331,952	$64,550
Accrued expenses:
Ongoing placement agent fees	101,714	108,663
General Partner fees	101,714	108,663
Management fees	76,778	82,187
Redemptions payable to General Partner	-	125,000
Redemptions payable to Limited Partners	1,800,722	2,337,625

Total liabilities	2,412,880	2,826,688

Partners’ Capital:
General Partner, 39,044.365 Units outstanding at March 31, 2017 and December 31, 2016	681,893	686,707
Limited Partners, 3,285,350.181 and 3,535,764.033 Units outstanding at March 31, 2017 and December 31, 2016, respectively	57,377,204	62,183,834

Total partners’ capital (net asset value)	58,059,097	62,870,541

Total liabilities and partners’ capital	$60,471,977	$65,697,229

Net asset value per Unit	$17.46	$17.59

(1)  Defined in Note 1.

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	129	$25,292	0.04%
Equity	513	214,786	0.37
Currencies	58	34,428	0.06
Interest rates	1,410	217,959	0.38

Total futures contracts purchased		492,465	0.85

Futures Contracts Sold
Commodity	354	97,057	0.17
Equity	62	(7,311)	(0.01)
Currencies	103	(42,253)	(0.07)
Interest rates	510	(103,912)	(0.18)

Total futures contracts sold		(56,419)	(0.09)

Net unrealized appreciation on open futures contracts		$436,046	0.76%

Unrealized Appreciation on Open Forward Contracts
Commodity	63	$73,726	0.13%
Currencies	$34,479,575	397,652	0.68

Total unrealized appreciation on open forward contracts		471,378	0.81

Unrealized Depreciation on Open Forward Contracts
Commodity	45	(129,727)	(0.22)
Currencies	$57,428,842	(673,603)	(1.16)

Total unrealized depreciation on open forward contracts		(803,330)	(1.38)

Net unrealized depreciation on open forward contracts		$(331,952)	(0.57)%

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	174	$(15,541)	(0.02)%
Equity	472	213,149	0.34
Currencies	90	(77,975)	(0.12)
Interest rates	1,230	104,180	0.16

Total futures contracts purchased		223,813	0.36

Futures Contracts Sold
Commodity	239	112,739	0.18
Equity	100	(4,886)	(0.01)
Currencies	116	(42,388)	(0.07)
Interest rates	851	5,156	0.01

Total futures contracts sold		70,621	0.11

Net unrealized appreciation on open futures contracts		$294,434	0.47%

Unrealized Appreciation on Open Forward Contracts
Commodity	26	$58,919	0.09%
Currencies	$42,090,719	606,892	0.97

Total unrealized appreciation on open forward contracts		665,811	1.06

Unrealized Depreciation on Open Forward Contracts
Commodity	68	(293,032)	(0.47)
Currencies	$30,260,348	(437,329)	(0.69)

Total unrealized depreciation on open forward contracts		(730,361)	(1.16)

Net unrealized depreciation on open forward contracts		$(64,550)	(0.10)%

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$63,249	$43,977

Expenses:
Ongoing placement agent fees	308,160	459,663
General Partner fees	308,160	459,663
Management fees	232,870	363,256
Incentive fees	-	208,244

Total expenses	849,190	1,490,826

Net investment loss	(785,941)	(1,446,849)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in SECOR Master Fund:
Net realized gains (losses) on closed contracts	694,962	805,715
Net realized gains (losses) on closed contracts allocated from SECOR Master Fund	136,612	(39,666)
Net change in unrealized gains (losses) on open contracts	(124,506)	525,806
Net change in unrealized gains (losses) on open contracts allocated from SECOR Master Fund	(337,635)	687,224

Total trading results	369,433	1,979,079

Net income (loss)	$(416,508)	$532,230

Net income (loss) per Unit*	$(0.13)	$0.10

Weighted average number of Units outstanding	3,500,419.248	4,707,109.076

*    Represents the change in net asset value per Unit during the period.

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total

Partners’ Capital, December 31, 2016	3,574,808.398	$62,183,834	$686,707	$62,870,541
Net income (loss)	-	(411,694)	(4,814)	(416,508)
Redemptions	(250,413.852)	(4,394,936)	-	(4,394,936)

Partners’ Capital, March 31, 2017	3,324,394.546	$57,377,204	$681,893	$58,059,097

Partners’ Capital, December 31, 2015	4,768,388.506	$89,337,807	$1,046,114	$90,383,921
Net income (loss)	-	522,371	9,859	532,230
Redemptions	(220,374.930)	(4,172,957)	(125,000)	(4,297,957)

Partners’ Capital, March 31, 2016	4,548,013.576	$85,687,221	$930,973	$86,618,194

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Technical L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Ceres Tactical Currency L.P. (formerly, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.), Morgan Stanley Smith Barney Spectrum Strategic L.P. and Morgan Stanley Smith Barney Spectrum Select L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, Ceres became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. The trading advisors to the Partnership are Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), Secor Capital Advisors, L.P. (“SECOR”) and FORT, L.P. (“FORT”). Prior to March 31, 2016, Winton Capital Management Limited (“Winton” and together with Campbell, Aspect and SECOR, each, individually, a “Trading Advisor” or collectively, the “Trading Advisors”), respectively, were also trading advisors to the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and differences could be material.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s/SECOR Master Fund’s Investments. All Futures Interests of the Partnership/SECOR Master Fund, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/SECOR Master Fund’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/SECOR Master Fund’s Statements of Income and Expenses.

The Partnership carries its investment in SECOR Master Fund at fair value based on its proportionate interest in SECOR Master Fund’s net asset value as calculated by SECOR Master Fund.

The Partnership and SECOR Master Fund do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/SECOR Master Fund’s Statements of Income and Expenses.

Restricted and Unrestricted Cash. The cash held by the Partnership available for trading in Futures Interests, if any, is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposits to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2017 and December 31, 2016, the amount of cash held for margin requirements was $6,814,755 and $6,959,456, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $163,504 (cost of $162,893) and $(205,801) (proceeds of $205,128) as of March 31, 2017 and December 31, 2016, respectively.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Unit. Net income (loss) per Unit of limited partnership interest (“Unit(s)”) is calculated in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016

Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$0.09	$0.41
Net investment loss	(0.22)	(0.31)

Net increase (decrease) for the period	(0.13)	0.10
Net asset value per Unit, beginning of period	17.59	18.95

Net asset value per Unit, end of period	$17.46	$19.05

	Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.2)%	(5.7)%

Operating expenses before incentive fees	5.7%	5.7%
Incentive fees	0.0%	0.2%

Operating expenses after incentive fees	5.7%	5.9%

Total return:
Total return before incentive fees	(0.7)%	0.8%
Incentive fees	0.0%	(0.3)%

Total return after incentive fees	(0.7)%	0.5%

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

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital and includes income and expenses allocated from SECOR Master Fund.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

4.	Financial Instruments:

The Partnership and SECOR Master Fund trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized appreciation or depreciation on open futures contracts or net unrealized appreciation or depreciation on open forward contracts. The resulting net change in unrealized gains and losses is reflected in “Net change in unrealized gains (losses) on open contracts” and “Net change in unrealized gains (losses) on open contracts allocated from SECOR Master Fund” from one period to the next in the Statements of Income and Expenses. The Partnership’s contracts are accounted for on a trade-date basis. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The General Partner estimates that, at any given time, approximately 34.4% to 40.3% of the Partnership’s contracts are traded over-the-counter.

In general, the risks associated with non-exchange traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an non-exchange traded contract. The Partnership and SECOR Master Fund have credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership and SECOR Master Fund trade is limited to the unrealized gain (loss) amounts reflected in the Partnership’s/SECOR Master Fund’s Statements of Financial Condition. The net unrealized gains (losses) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 6, “Fair Value Measurements.”

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. With respect to the Partnership’s non-exchange traded forward currency contracts and forward currency option contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those non-exchange traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with the counterparty. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and the counterparty’s exposure on non-exchange traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The futures and forwards traded by the Partnership and SECOR Master Fund, along with U.S. Treasury bills held by the Partnership, involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.

Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on non-exchange traded forward currency contracts are settled upon termination of the contract. Gains and losses on non-exchange traded forward currency option contracts are settled on an agreed-upon settlement date.

In the ordinary course of business, the Partnership and SECOR Master Fund enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s and SECOR Master Fund’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership and SECOR Master Fund. The Partnership and SECOR Master Fund consider the risk of any future obligation relating to these indemnifications to be remote.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2017 and 2016 were 3,091 and 2,942, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2017 and 2016 were 178 and 474, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2017 and 2016 were $127,470,236 and $354,104,113, respectively.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar agreements as of March 31, 2017 and December 31, 2016, respectively.

March 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$1,001,600	$(565,554)	$436,046	$-	$-	$436,046
Forwards	471,378	(471,378)	-	-	-	-

Total assets	$1,472,978	$(1,036,932)	$436,046	$-	$-	$436,046

Liabilities
Futures	$(565,554)	$565,554	$-	$-	$-	$-
Forwards	(803,330)	471,378	(331,952)	-	-	(331,952)

Total liabilities	$(1,368,884)	$1,036,932	$(331,952)	$-	$-	$(331,952)

Net fair value						$104,094	*

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,051,049	$(756,615)	$294,434	$-	$-	$294,434
Forwards	665,811	(665,811)	-	-	-	-

Total assets	$1,716,860	$(1,422,426)	$294,434	$-	$-	$294,434

Liabilities
Futures	$(756,615)	$756,615	$-	$-	$-	$-
Forwards	(730,361)	665,811	(64,550)	-	-	(64,550)

Total liabilities	$(1,486,976)	$1,422,426	$(64,550)	$-	$-	$(64,550)

Net fair value						$229,884	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017
Assets
Futures Contracts
Commodity	$287,140
Equity	379,281
Currencies	57,361
Interest rates	277,818

Total unrealized appreciation on open futures contracts	1,001,600

Liabilities
Futures Contracts
Commodity	(164,791)
Equity	(171,806)
Currencies	(65,186)
Interest rates	(163,771)

Total unrealized depreciation on open futures contracts	(565,554)

Net unrealized appreciation on open futures contracts	$436,046	*

Assets
Forward Contracts
Commodity	$73,726
Currencies	397,652

Total unrealized appreciation on open forward contracts	471,378

Liabilities
Forward Contracts
Commodity	(129,727)
Currencies	(673,603)

Total unrealized depreciation on open forward contracts	(803,330)

Net unrealized depreciation on open forward contracts	$(331,952)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2016
Assets
Futures Contracts
Commodity	$323,692
Equity	348,618
Currencies	24,345
Interest rates	354,394

Total unrealized appreciation on open futures contracts	1,051,049

Liabilities
Futures Contracts
Commodity	(226,494)
Equity	(140,355)
Currencies	(144,708)
Interest rates	(245,058)

Total unrealized depreciation on open futures contracts	(756,615)

Net unrealized appreciation on open futures contracts	$294,434	*

Assets
Forward Contracts
Commodity	$58,919
Currencies	606,892

Total unrealized appreciation on open forward contracts	665,811

Liabilities
Forward Contracts
Commodity	(293,032)
Currencies	(437,329)

Total unrealized depreciation on open forward contracts	(730,361)

Net unrealized depreciation on open forward contracts	$(64,550)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Sector	2017	2016

Commodity	$(483,487)	$(584,605)
Equity	1,804,705	239,783
Currencies	(409,850)	(279,624)
Interest rates	(541,935)	2,603,525

Total	$369,433 *	$1,979,079 *

*    This amount is in “Total trading results” in the Partnership’s Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership and SECOR Master Fund consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and December 31, 2016, the Partnership and SECOR Master Fund did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$ 1,001,600	$ 1,001,600	$ -	$ -
Forwards	471,378	73,726	397,652	-

Total assets	$ 1,472,978	$ 1,075,326	$ 397,652	$ -

Liabilities
Futures	$ 565,554	$ 565,554	$ -	$ -
Forwards	803,330	129,727	673,603	-

Total liabilities	$ 1,368,884	$ 695,281	$ 673,603	$ -

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$ 1,051,049	$ 1,051,049	$ -	$ -
Forwards	665,811	58,919	606,892	-

Total assets	$ 1,716,860	$ 1,109,968	$ 606,892	$ -

Liabilities
Futures	$ 756,615	$ 756,615	$ -	$ -
Forwards	730,361	293,032	437,329	-

Total liabilities	$ 1,486,976	$ 1,049,647	$ 437,329	$ -

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

7.	Investment in SECOR Master Fund:

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

Summarized information reflecting the total assets, liabilities and partners’ capital of SECOR Master Fund is shown in the following tables.

	March 31, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master Fund	$33,400,233	$652,180	$32,748,053

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master Fund	$39,231,542	$679,104	$38,552,438

Summarized information reflecting the Partnership’s investment in, and the operations of SECOR Master Fund is shown in the following tables:

	March 31, 2017		For the three months ended March 31, 2017
	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Loss	Investment Objective	Redemptions Permitted

SECOR Master Fund	31.9%	$ 18,499,177	$ (181,651)	Commodity Portfolio	Monthly

	December 31, 2016		For the three months ended March 31, 2016
	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income	Investment Objective	Redemptions Permitted
SECOR Master Fund	31.2%	$ 19,624,189	$ 661,671	Commodity Portfolio	Monthly

SECOR Master Fund does not pay any management or incentive fees related to the Partnership’s investment in the fund. These fees are accrued and paid by the Partnership. The Partnership reimburses SECOR Master Fund for all brokerage related fees borne by SECOR Master Fund on behalf of the Partnership’s investment.

As of March 31, 2017 and December 31, 2016, the Partnership owned approximately 56.5% and 50.9%, of SECOR Master Fund, respectively. It is the Partnership’s intention to continue to invest in SECOR Master Fund. The performance of the Partnership is directly affected by the performance of SECOR Master Fund.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The tables below represent summarized Income Statement information for SECOR Master Fund for the three months ended March 31, 2017 and 2016, respectively.

For the Three Months Ended March 31, 2017	Investment Income	Net Investment Loss	Total Trading Results	Net Income (Loss)

SECOR Master Fund	$39,232	$(10,403)	$(329,324)	$(339,727)

For the Three Months Ended March 31, 2016	Investment Income	Net Investment Loss	Total Trading Results	Net Income (Loss)

SECOR Master Fund	$26,225	$(78,661)	$1,213,880	$1,135,219

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in SECOR Master Fund, (ii) equity in trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in SECOR Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Partnership’s investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Units, and distributions of profit, if any.

For the three months ended March 31, 2017, Partnership capital decreased 7.7% from $62,870,541 to $58,059,097. This decrease was attributable to redemptions of 250,413.852 limited partner Units totaling $4,394,936 coupled with a net loss of $416,508. Future redemptions can impact the amount of funds available for investments in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2017.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of March 31, 2017 and December 31, 2016, respectively, and the change during the three months ended March 31, 2017.

Trading Advisor	Allocation as of March 31, 2017 (%)	Allocation as of December 31, 2016 (%)	Allocation as of March 31, 2017 ($)	Allocation as of December 31, 2016 ($)	Change during the period (%)

Aspect	23.24%	24.67%	$13,494,499	$15,508,360	(12.99) %
Campbell	17.00	18.29	9,868,256	11,501,702	(14.20)
SECOR	31.72	31.07	18,416,982	19,534,301	(5.72)
FORT	28.04	25.97	16,279,360	16,326,178	(0.29)

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2017 and 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership and SECOR Master trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” and “Net change in unrealized gains (losses) on open contracts allocated from SECOR Master Fund” and recorded as “Net realized gains (losses) on closed contracts” and “Net realized gains (losses) on closed contracts allocated from SECOR Master Fund” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis, as applicable. The Partnership records its investment in SECOR Master Fund at fair value on the basis of the net asset value of such investments.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

During the Partnership’s first quarter of 2017, the net asset value per Unit decreased 0.7% from $17.59 to $17.46, as compared to an increase of 0.5% during the first quarter of 2016. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2017 of $369,433. Gains were primarily attributable to the Partnership’s/SECOR Master Fund’s trading of Futures Interests in indices and livestock and were partially offset by losses in currencies, energy, grains, U.S. and non-U.S. interest rates, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2016 of $1,979,079. Gains were primarily attributable to the Partnership’s/SECOR Master Fund’s trading of Futures Interests in currencies, energy, U.S. and non-U.S. interest rates and were partially offset by losses in indices, metals and agriculturals.

The most significant losses were incurred within the global interest rate markets, primarily during March, from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment in central banks across the globe. Within the energy sector, losses were incurred primarily during January from positions in gasoline futures as prices moved without consistent direction throughout the month amid speculation regarding the surplus of U.S. gasoline supplies as refineries head into spring maintenance season. Additional losses were incurred during January from long positions in natural gas futures as prices decreased amid limited demand due to milder-than-normal temperatures in North America. Losses were recorded with the currency markets during March from short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar depreciated following comments from the U.S. Federal Reserve which caused investors to revise expectations for further interest rate hikes in 2017. Within the agricultural sector, losses were incurred during January from short positions in coffee futures as prices advanced amid a decline in production and supply from major coffee-growing countries. Additional losses in the agricultural sector were incurred from positions in wheat, corn, and soybeans. Within the metals sector, losses were incurred during March from long positions in gold and silver futures as prices retreated during the first half of the month as rising interest rates diminished precious metal demand. Further losses were recorded throughout the first quarter from positions in lead, nickel, and tin. The Partnership’s losses for the quarter were offset by gains experienced within the global stock index sector, primarily during January and February, from long positions in U.S. and European equity index futures as prices rallied amid renewed bullishness about President Donald Trump’s policies, in particular those relating to tax reform and the impact they may have on economic growth. Additional gains were recorded in this sector during March.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership and SECOR Master Fund are speculative commodity pools. The market sensitive instruments held by the Partnership/SECOR Master Fund are acquired for speculative trading purposes, and all or substantially all of the Partnership/SECOR Master Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and SECOR Master Fund’s main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Partnership/SECOR Master Fund’s open positions and, consequently, in their earnings and cash balances. The Partnership/SECOR Master Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership/SECOR Master Fund’s open contracts and the liquidity of the markets in which they trade.

The Partnership/SECOR Master Fund rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/SECOR Master Fund’s past performance is not necessarily indicative of future results.

Quantifying the Partnership’s/SECOR Master Fund’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/SECOR Master Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership/SECOR Master Fund accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s/SECOR Master Fund’s open positions are directly reflected in the Partnership’s/SECOR Master Fund’s earnings and cash flow.

The Partnership’s/SECOR Master Fund’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

“Value at Risk” is a measure of the maximum amount which the Partnership/SECOR Master Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/SECOR Master Fund’s speculative trading and the recurrence in the markets traded by the Partnership/SECOR Master Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/SECOR Master Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/SECOR Master Fund’s losses in any market sector will be limited to Value at Risk or by the Partnership’s/SECOR Master Fund’s attempt to manage their market risk.

Exchange margin requirements have been used by the Partnership/SECOR Master Fund as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Trading Advisors, with exception to SECOR, currently trade the Partnership’s assets directly in managed accounts established in the name of the Partnership, over which they have been granted limited authority to make trading decisions. The following trading Value at Risk tables reflect the market sensitive instruments held by the Partnership and indirectly, through its investments in the SECOR Master Fund. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, the Partnership’s total capitalization was $58,059,097.

March 31, 2017

Market Sector	Value at Risk	% of Total Capitalization	Three Month Ended March 31, 2017
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$2,682,354	4.62%	$2,743,424	$2,030,973	$2,371,530
Equity	5,138,820	8.85	5,293,973	4,639,170	4,979,136
Currencies	6,069,523	10.46	6,566,251	5,313,493	5,991,279
Interest rates	1,225,723	2.11	2,050,802	1,225,723	1,776,031

Total	$15,116,420	26.04%

* Average of daily Value at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $62,870,541.

December 31, 2016

Market Sector	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2016
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$2,545,667	4.05%	$5,525,458	$2,210,452	$3,808,206
Equity	4,971,704	7.91	6,941,716	2,923,670	5,401,231
Currencies	6,186,417	9.84	9,171,218	3,350,153	6,071,653
Interest rates	1,900,235	3.02	3,291,761	1,619,014	2,497,709

Total	$15,604,023	24.82%

* Annual average of daily Value at Risk.

Item 4.	Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of limited partner Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	75,887.747	$ 17.43	N/A	N/A
February 1, 2017 - February 28, 2017	71,391.955	$ 17.81	N/A	N/A
March 1, 2017 - March 31, 2017	103,134.150	$ 17.46	N/A	N/A
	250,413.852	$ 17.55

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

Item 3. Defaults Upon Senior Securities. — None.

Item 4. Mine Safety Disclosures. — Not applicable.

Item 5. Other Information. — None.

Item 6. Exhibits.

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

Date: May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.