Form 10-Q
period 2017-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2017-08-10
CIK 925306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes    No X

As of July 31, 2017, 3,040,454.411 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Financial Condition

	June 30, 2017 (Unaudited)	December 31, 2016
Assets:
Investment in SECOR Master Fund (1), at fair value	$19,192,483	$19,624,189

Equity in trading account:
Unrestricted cash	31,058,572	38,804,219
Restricted cash	6,150,071	6,959,456
Net unrealized appreciation on open futures contracts	-	294,434

Total equity in trading account	37,208,643	46,058,109

Cash at bank	825	217
Interest receivable	30,421	14,714

Total assets	$56,432,372	$65,697,229

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,340,531	$-
Net unrealized depreciation on open forward contracts	44,935	64,550
Accrued expenses:
Ongoing placement agent fees	95,454	108,663
General Partner fees	95,454	108,663
Management fees	72,524	82,187
Redemptions payable to General Partner	-	125,000
Redemptions payable to Limited Partners	1,154,485	2,337,625

Total liabilities	2,803,383	2,826,688

Partners’ Capital:
General Partner, 37,652.383 and 39,044.365 Units outstanding at June 30, 2017 and December 31, 2016, respectively	646,758	686,707
Limited Partners, 3,084,469.156 and 3,535,764.033 Units outstanding at June 30, 2017 and December 31, 2016, respectively	52,982,231	62,183,834

Total partners’ capital (net asset value)	53,628,989	62,870,541

Total liabilities and partners’ capital	$56,432,372	$65,697,229

Net asset value per Unit	$17.18	$17.59

(1)	Defined in Note 1.

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Condensed Schedule of Investments

June 30, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	63	$310	0.00	%*
Equity	460	(407,522)	(0.76)
Currencies	40	8,554	0.02
Interest rates	1,339	(784,839)	(1.46)

Total futures contracts purchased		(1,183,497)	(2.20)

Futures Contracts Sold
Commodity	466	(185,166)	(0.35)
Equity	35	1,357	0.00	*
Currencies	6	(9,287)	(0.02)
Interest rates	78	36,062	0.07

Total futures contracts sold		(157,034)	(0.30)

Net unrealized depreciation on open futures contracts		$(1,340,531)	(2.50	) %

Unrealized Appreciation on Open Forward Contracts
Commodity	32	$78,130	0.15%
Currencies	$38,142,787	497,708	0.93

Total unrealized appreciation on open forward contracts		575,838	1.08

Unrealized Depreciation on Open Forward Contracts
Commodity	46	(81,845)	(0.15)
Currencies	$29,842,188	(538,928)	(1.01)

Total unrealized depreciation on open forward contracts		(620,773)	(1.16)

Net unrealized depreciation on open forward contracts		$(44,935)	(0.08	) %

*	Due to rounding.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$86,198	$33,381	$149,447	$77,358

Expenses:
Ongoing placement agent fees	288,266	409,193	596,426	868,856
General Partner fees	288,266	409,193	596,426	868,856
Management fees	218,212	324,789	451,082	688,045
Incentive fees	-	-	-	208,244

Total expenses	794,744	1,143,175	1,643,934	2,634,001

Net investment loss	(708,546)	(1,109,794)	(1,494,487)	(2,556,643)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in SECOR Master Fund:
Net realized gains (losses) on closed contracts	394,525	(3,336,506)	1,089,487	(2,530,791)
Net realized gains (losses) on closed contracts allocated from SECOR Master Fund	1,595,798	(1,287,753)	1,732,410	(1,327,419)
Net change in unrealized gains (losses) on open contracts	(1,490,549)	1,994,544	(1,615,055)	2,520,350
Net change in unrealized gains (losses) on open contracts allocated from SECOR Master Fund	(658,342)	812,357	(995,977)	1,499,581

Total trading results	(158,568)	(1,817,358)	210,865	161,721

Net income (loss)	$(867,114)	$(2,927,152)	$(1,283,622)	$(2,394,922)

Net income (loss) per Unit*	$(0.28)	$(0.63)	$(0.41)	$(0.53)

Weighted average number of Units outstanding	3,255,184.262	4,463,122.786	3,377,801.755	4,585,200.646

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2016	3,574,808.398	$62,183,834	$686,707	$62,870,541
Net income (loss)	-	(1,268,673)	(14,949)	(1,283,622)
Redemptions - Limited Partners	(451,294.877)	(7,932,930)	-	(7,932,930)
Redemptions - General Partner	(1,391.982)	-	(25,000)	(25,000)

Partners’ Capital, June 30, 2017	3,122,121.539	$52,982,231	$646,758	$53,628,989

Partners’ Capital, December 31, 2015	4,768,388.506	$89,337,807	$1,046,114	$90,383,921
Net income (loss)	-	(2,374,104)	(20,818)	(2,394,922)
Redemptions - Limited Partners	(460,218.618)	(8,634,466)	-	(8,634,466)
Redemptions - General Partner	(9,039.202)	-	(175,273)	(175,273)

Partners’ Capital, June 30, 2016	4,299,130.686	$78,329,237	$850,023	$79,179,260

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

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. The trading advisors to the Partnership are Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), Secor Capital Advisors, L.P. (“SECOR”) and FORT, L.P. (“FORT”). Prior to March 31, 2016, Winton Capital Management Limited (“Winton” and together with Campbell, Aspect and SECOR, each, individually, a “Trading Advisor” or collectively, the “Trading Advisors”), respectively, were also trading advisors to the Partnership.

Effective June 1, 2016, the Partnership entered into a management agreement by and among the Partnership, the General Partner, and FORT, pursuant to which FORT will serve as a trading advisor to the Partnership and will manage the portion of the Partnership’s assets allocated to it. Effective July 1, 2016, a portion of the Partnership’s assets were allocated to FORT and traded pursuant to the Global Contrarian Program.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016 and changes in partners’ capital for the six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership available for trading in Futures Interests, if any, is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At June 30, 2017 and December 31, 2016, the amount of cash held for margin requirements was $6,150,071 and $6,959,456, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(165,316) (proceeds of $164,938) and $(205,801) (proceeds of $205,128) as of June 30, 2017 and December 31, 2016, respectively.

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

Net Income (Loss) per Unit. Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(0.06)	$(0.38)	$0.03	$0.03
Net investment loss	(0.22)	(0.25)	(0.44)	(0.56)

Net increase (decrease) for the period	(0.28)	(0.63)	(0.41)	(0.53)
Net asset value per Unit, beginning of period	17.46	19.05	17.59	18.95

Net asset value per Unit, end of period	$17.18	$18.42	$17.18	$18.42

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.0)%	(5.5)%	(5.1)%	(5.7)%

Operating expenses before incentive fees	5.6%	5.7%	5.6%	5.7%
Incentive fees	-%	-%	-%	0.2%

Operating expenses after incentive fees	5.6%	5.7%	5.6%	5.9%

Total return:
Total return before incentive fees	(1.6)%	(3.3)%	(2.3)%	(2.6)%
Incentive fees	-%	-%	-%	(0.2)%

Total return after incentive fees	(1.6)%	(3.3)%	(2.3)%	(2.8)%

*

Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (except for incentive fees, if applicable).
***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital and include income and expenses allocated from SECOR Master Fund.

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

The General Partner estimates that, at any given time, approximately 33.3% to 41.2% of the Partnership’s contracts are traded over-the-counter.

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

The General Partner monitors and attempts to mitigate the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and forward contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2017 and 2016 were 2,982 and 2,525, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2017 and 2016 were 3,037 and 2,734, respectively. The monthly average number of metal forward contracts traded during the three months ended June 30, 2017 and 2016 were 174 and 523, respectively. The monthly average number of metal forward contracts traded during the six months ended June 30, 2017 and 2016 were 176 and 498, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2017 and 2016 were $140,525,137 and $418,763,812, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2017 and 2016 were $133,997,687 and $386,433,963, respectively.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar agreements as of June 30, 2017 and December 31, 2016, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

June 30, 2017
Assets
Futures	$333,157	$(333,157)	$-	$-	$-	$-
Forwards	575,838	(575,838)	-	-	-	-

Total assets	$908,995	$(908,995)	$-	$-	$-	$-

Liabilities
Futures	$(1,673,688)	$333,157	$(1,340,531)	$-	$-	$(1,340,531)
Forwards	(620,773)	575,838	(44,935)	-	-	(44,935)

Total liabilities	$(2,294,461)	$908,995	$(1,385,466)	$-	$-	$(1,385,466)

Net fair value						$(1,385,466)*

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$1,051,049	$(756,615)	$294,434	$-	$-	$294,434
Forwards	665,811	(665,811)	-	-	-	-

Total assets	$1,716,860	$(1,422,426)	$294,434	$-	$-	$294,434

Liabilities
Futures	$(756,615)	$756,615	$-	$-	$-	$-
Forwards	(730,361)	665,811	(64,550)	-	-	(64,550)

Total liabilities	$(1,486,976)	$1,422,426	$(64,550)	$-	$-	$(64,550)

Net fair value						$229,884 *

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

June 30, 2017
Assets
Futures Contracts
Commodity	$187,510
Equity	38,598
Currencies	17,160
Interest rates	89,889

Total unrealized appreciation on open futures contracts	333,157

Liabilities
Futures Contracts
Commodity	(372,366)
Equity	(444,763)
Currencies	(17,893)
Interest rates	(838,666)

Total unrealized depreciation on open futures contracts	(1,673,688)

Net unrealized depreciation on open futures contracts	$(1,340,531)*

Assets
Forward Contracts
Commodity	$78,130
Currencies	497,708

Total unrealized appreciation on open forward contracts	575,838

Liabilities
Forward Contracts
Commodity	(81,845)
Currencies	(538,928)

Total unrealized depreciation on open forward contracts	(620,773)

Net unrealized depreciation on open forward contracts	$(44,935)**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2016
Assets
Futures Contracts
Commodity	$323,692
Equity	348,618
Currencies	24,345
Interest rates	354,394

Total unrealized appreciation on open futures contracts	1,051,049

Liabilities
Futures Contracts
Commodity	(226,494)
Equity	(140,355)
Currencies	(144,708)
Interest rates	(245,058)

Total unrealized depreciation on open futures contracts	(756,615)

Net unrealized appreciation on open futures contracts	$294,434 *

Assets
Forward Contracts
Commodity	$58,919
Currencies	606,892

Total unrealized appreciation on open forward contracts	665,811

Liabilities
Forward Contracts
Commodity	(293,032)
Currencies	(437,329)

Total unrealized depreciation on open forward contracts	(730,361)

Net unrealized depreciation on open forward contracts	$(64,550)**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Sector	2017	2016	2017	2016
Commodity	$(260,592)	$(1,398,071)	$(744,079)	$(1,982,676)
Equity	1,784,202	(1,342,238)	3,588,907	(1,102,455)
Currencies	(827,458)	(591,439)	(1,237,308)	(871,063)
Interest rates	(854,720)	1,514,390	(1,396,655)	4,117,915

Total	$(158,568)*	$(1,817,358)*	$210,865 *	$161,721 *

*	This amount is in “Total trading results” in the Partnership’s Statements of Income and Expenses.

6.	Fair Value Measurements:

Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Partnership and SECOR Master Fund consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Partnership and SECOR Master Fund did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$333,157	$333,157	$-	$-
Forwards	575,838	78,130	497,708	-

Total assets	$908,995	$411,287	$497,708	$-

Liabilities
Futures	$1,673,688	$1,673,688	$-	$-
Forwards	620,773	81,845	538,928	-

Total liabilities	$2,294,461	$1,755,533	$538,928	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,051,049	$1,051,049	$-	$-
Forwards	665,811	58,919	606,892	-

Total assets	$1,716,860	$1,109,968	$606,892	$-

Liabilities
Futures	$756,615	$756,615	$-	$-
Forwards	730,361	293,032	437,329	-

Total liabilities	$1,486,976	$1,049,647	$437,329	$-

7.	Investment in SECOR Master Fund:

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

Summarized information reflecting the total assets, liabilities and partners’ capital of SECOR Master Fund is shown in the following tables:

	June 30, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master Fund	$33,757,737	$1,653,435	$32,104,302

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master Fund	$39,231,542	$679,104	$38,552,438

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the operations of SECOR Master Fund is shown in the following tables:

	June 30, 2017		For the three months ended June 30, 2017

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income	Investment Objective	Redemptions Permitted

SECOR Master Fund	35.8%	$19,192,483	$965,627	Commodity Portfolio	Monthly

	June 30, 2017		For the six months ended June 30, 2017

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income	Investment Objective	Redemptions Permitted

SECOR Master Fund	35.8%	$19,192,483	$783,976	Commodity Portfolio	Monthly

	December 31, 2016		For the three months ended June 30, 2016

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Loss	Investment Objective	Redemptions Permitted

SECOR Master Fund	31.2%	$19,624,189	$(464,591)	Commodity Portfolio	Monthly

	December 31, 2016		For the six months ended June 30, 2016

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income	Investment Objective	Redemptions Permitted

SECOR Master Fund	31.2%	$19,624,189	$197,080	Commodity Portfolio	Monthly

SECOR Master Fund does not pay any management or incentive fees related to the Partnership’s investment in the fund. These fees are accrued and paid by the Partnership. The Partnership reimburses SECOR Master Fund for all brokerage related fees borne by SECOR Master Fund on behalf of the Partnership’s investment.

As of June 30, 2017 and December 31, 2016, the Partnership owned approximately 59.8% and 50.9% of SECOR Master Fund, respectively. It is the Partnership’s intention to continue to invest in SECOR Master Fund. The performance of the Partnership is directly affected by the performance of SECOR Master Fund.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The tables below represent summarized Income Statement information for SECOR Master Fund for the three and six months ended June 30, 2017 and 2016, respectively.

For the Three Months Ended June 30, 2017	Investment Income	Net Investment Loss	Total Trading Results	Net Income (Loss)

SECOR Master Fund	$53,786	$(3,651)	$1,708,773	$1,705,122

For the Six Months Ended June 30, 2017	Investment Income	Net Investment Loss	Total Trading Results	Net Income (Loss)

SECOR Master Fund	$93,018	$(14,054)	$1,379,449	$1,365,395

For the Three Months Ended June 30, 2016	Investment Income	Net Investment Loss	Total Trading Results	Net Income (Loss)

SECOR Master Fund	$19,532	$(67,063)	$(820,318)	$(887,381)

For the Six Months Ended June 30, 2016	Investment Income	Net Investment Loss	Total Trading Results	Net Income (Loss)

SECOR Master Fund	$45,757	$(145,724)	$393,562	$247,838

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than the events listed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

On July 12, 2017, SECOR Master Fund and J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., J.P. Morgan Securities plc, J.P. Morgan Securities (Asia Pacific) Limited, J.P. Morgan Securities Asia Private Limited, J.P. Morgan Securities Australia Limited, JPMorgan Securities Japan Co., Ltd., J.P. Morgan Prime Nominees Limited, J.P. Morgan Markets Limited and J.P. Morgan Prime Inc. (collectively, “J.P. Morgan”) entered into an institutional account agreement, dated as of July 12, 2017 (the “IAA”), pursuant to which J.P. Morgan will open and maintain one or more brokerage accounts for SECOR Master Fund (and, indirectly, the Partnership).

Pursuant to the IAA, SECOR Master Fund (through the Partnership) shall pay J.P. Morgan commissions and other fees for clearing, custody and any other services furnished.

The IAA may be terminated by either party at any time upon thirty days’ prior written notice to the other party.

On July 12, 2017, SECOR Master Fund, SECOR and JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) entered into a foreign exchange and bullion authorization agreement, dated as of July 12, 2017 (the “FXBAA”), pursuant to which SECOR, the trading advisor to SECOR Master Fund (and, indirectly, the Partnership), is authorized to enter into certain transactions on behalf of SECOR Master Fund with JPMorgan Chase, or, upon authorization by JPMorgan Chase, with a dealer or other entity subject to the terms of the FXBAA, and any other applicable agreement, on behalf of JPMorgan Chase.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

Pursuant to the FXBAA, SECOR Master Fund (through which the Partnership) will pay JPMorgan Chase fees based on the transactions entered into by SECOR Master Fund during each calculation period.

The FXBAA may be terminated by either party at any time upon thirty business days’ written notice to the other party, or immediately in such circumstances as set forth in the FXBAA.

In connection with the FXBAA, on July 12, 2017, SECOR Master Fund and JPMorgan Chase also entered into an International Swap Dealers Association, Inc. Master Agreement (the “Master Agreement”), a Schedule to the ISDA Master Agreement, dated as of July 12, 2017 (the “ISDA Schedule”), and a 2016 Credit Support Annex for Variation Margin to the ISDA Schedule.

The Master Agreement will terminate upon either party’s failure to pay, breach of the Master Agreement, certain defaults, bankruptcy, merger without assumption, or upon such other events as described in the Master Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in SECOR Master Fund, (ii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in SECOR Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

The Partnership’s/SECOR Master Fund’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

For the six months ended June 30, 2017, Partnership capital decreased 14.7% from $62,870,541 to $53,628,989. This decrease was attributable to redemptions of 451,294.877 limited partner Units totaling $7,932,930, redemptions of 1,391.982 General Partner Units totaling $25,000 coupled with a net loss of $1,283,622. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting periods. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership and SECOR Master Fund record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the Futures Interests markets.

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

FORT trades the allocated portion of the Partnership’s assets in accordance with its Global Contrarian Program (“Global Contrarian”), a systematic, technical, trend-anticipating trading program. Global Contrarian’s investment objective is to achieve attractive absolute returns and reduced volatility of returns primarily through trading a broad spectrum of futures contracts, including contracts on short-term interest rates, bonds, currencies, stock indices energy and metals.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2017.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of June 30, 2017 and March 31, 2017, respectively, and the change during the three months ended June 30, 2017.

Trading Advisor	Allocation as of June 30, 2017 (%)	Allocation as of March 31, 2017 (%)	Allocation as of June 30, 2017 ($)	Allocation as of March 31, 2017 ($)	Change during the period (%)
Aspect	21.61%	23.24%	$11,590,425	$ 13,494,499	(14.11)%
Campbell	15.37	17.00	8,241,414	9,868,256	(16.49)
SECOR	35.63	31.72	19,107,404	18,416,982	3.75
FORT	27.39	28.04	14,689,746	16,279,360	(9.76)

The following presents a summary of the Partnership’s operations for the three months ended June 30, 2017, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership and SECOR Master Fund trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” and “Net change in unrealized gains (losses) on open contracts allocated from SECOR Master Fund” and recorded as “Net realized gains (losses) on closed contracts” and “Net realized gains (losses) on closed contracts allocated from SECOR Master Fund” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis, as applicable. The Partnership records its investment in SECOR Master Fund at fair value on the basis of the net asset value of such investments.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

During the Partnership’s second quarter of 2017, the net asset value per Unit decreased 1.6% from $17.46 to $17.18, as compared to a decrease of 3.3% during the second quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $158,568. Losses were primarily attributable to the Partnership’s/SECOR Master Fund’s trading of Futures Interests in currencies, energy, grains, non-U.S. interest rates and metals and were partially offset by gains in U.S. interest rates, livestock, indices and softs. Partnership experienced a net trading loss before fees and expenses in the second quarter of 2016 of $1,817,358. Losses were primarily attributable to the Partnership’s/SECOR Master Fund’s trading of Futures Interests in currencies, global stock index, energy and metals and were partially offset by gains in global interest rates and agriculturals.

The most significant losses were incurred within the global interest rate sector, primarily during the last week of June, from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Losses were also incurred in Australian fixed income futures trading during June. Within the currency sector, losses were incurred throughout the second quarter from short positions in the Canadian dollar and Australian dollar versus the U.S. dollar as the relative value of the U.S. dollar broadly declined against its major counterparts amid increased hawkish rhetoric from non-U.S. central banks. Within the metals sector, losses were incurred during June from short futures positions in industrial metals as prices increased after stronger economic data in the U.S. and China bolstered the demand outlook for these metals. Within the energy sector, losses were incurred during May from short positions in gasoil and gasoline futures as refined crude oil product prices advanced as the OPEC nations gathered to discuss extending their production cuts. The Partnership’s losses for the quarter were partially offset by gains experienced within the global stock index sector, primarily during April and May, from long positions in European, Asian, and U.S. equity index futures as prices were buoyed by increased consumer confidence. Within the agricultural sector, gains were experienced throughout the second quarter from short positions in sugar futures as prices declined amid stronger than expected production data from top sugar producer Brazil. Additional gains in this sector were experienced from positions in cattle and coffee futures.

During the Partnership’s six months ended June 30, 2017, the net asset value per Unit decreased 2.3% from $17.59 to $17.18, as compared to a decrease of 2.8% for the six months ended June 30, 2016. The Partnership experienced a net trading gain before fees and expenses six months ended June 30, 2017 of $210,865. Gains were primarily attributable to the Partnership’s/SECOR Master Fund’s trading of Futures Interests in U.S. interest rates, livestock, indices and softs and were partially offset by losses in currencies, energy, grains, non-U.S. interest rates and metals. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2016 of $161,721. Losses were primarily attributable to the Partnership’s/SECOR Master Fund’s trading of Futures Interests in currencies, global stock index, energy, and metals and were partially offset by gains in global interest rates and agriculturals.

The most significant losses were incurred within the global interest rate sector, primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Losses were also incurred in Australian fixed income futures trading during June. Within the currency sector, losses were incurred during March and May from short positions in the euro and Canadian dollar versus the U.S. dollar as the relative value of the U.S. dollar broadly declined against its major counterparts amid increased hawkish rhetoric from non-U.S. central banks. Within the metals sector, losses were incurred during June from short futures positions in industrial metals as prices increased after stronger economic data in the U.S. and China bolstered the demand outlook for these metals. Additional losses were incurred from positions in gold and silver futures. Within the energy sector, losses were incurred during January from positions in gasoline futures as prices moved without consistent direction throughout the month amid speculation regarding the surplus of U.S. gasoline. Additional losses were incurred during January from long positions in natural gas futures as prices decreased amid limited demand due to milder-than-normal temperatures in North America. Within the agricultural sector, losses were incurred during January and February from short positions in wheat futures as prices moved higher on expectations of strong demand after a decline in prices. Additional losses from short wheat futures positions were recorded during June as prices spiked higher late in the month. The Partnership’s trading losses for the first six months of the year were offset by trading gains experienced within the global stock index sector, primarily during January, February, and May from long positions in European, U.S., and Asian equity index futures as prices rallied amid renewed bullishness about President Donald Trump’s policies, in particular those relating to tax reform and the impact they may have on economic growth.

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

As of June 30, 2017, the Partnership’s total capitalization was $53,628,989.

June 30, 2017

			Three Month Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$4,277,593	7.98%	$4,277,593	$2,441,907	$3,250,813
Equity	5,385,498	10.04	5,985,468	4,237,348	5,348,727
Currencies	5,839,015	10.89	7,956,938	5,839,015	6,819,114
Interest rates	1,544,773	2.88	2,404,326	1,173,437	1,859,867

Total	$17,046,879	31.79%

*	Average of daily Value at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $62,870,541.

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$2,545,667	4.05%	$5,525,458	$2,210,452	$3,808,206
Equity	4,971,704	7.91	6,941,716	2,923,670	5,401,231
Currencies	6,186,417	9.84	9,171,218	3,350,153	6,071,653
Interest rates	1,900,235	3.02	3,291,761	1,619,014	2,497,709

Total	$15,604,023	24.82%

*	Annual average of daily Value at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of limited partner Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	72,557.208	$17.72	N/A	N/A
May 1, 2017 - May 31, 2017	61,124.455	$17.96	N/A	N/A
June 1, 2017 - June 30, 2017	67,199.362	$17.18	N/A	N/A
	200,881.025	$17.61

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

10.01

Institutional Account Agreement, dated as of July 12, 2017, by and between SECOR Master Fund L.P. and J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., J.P. Morgan Securities plc, J.P. Morgan Securities (Asia Pacific) Limited, J.P. Morgan Securities Asia Private Limited, J.P. Morgan Securities Australia Limited, JPMorgan Securities Japan Co., Ltd., J.P. Morgan Prime Nominees Limited, J.P. Morgan Markets Limited and J.P. Morgan Prime Inc.

10.02	Foreign Exchange and Bullion Authorization Agreement, dated as of July 12, 2017, by and among SECOR Master Fund L.P., SECOR Capital Advisors and JPMorgan Chase Bank, N.A.

10.03

International Swap Dealers Association, Inc. Master Agreement, Schedule to the ISDA Master Agreement, and 2016 Credit Support Annex for Variation Margin to the Schedule to the ISDA Master Agreement, each dated as of July 12, 2017, by and between SECOR Master Fund L.P. and JPMorgan Chase Bank, N.A.

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

Date: August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.