Form 10-Q
period 2017-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL LP
filed 2017-11-13
CIK 925306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes         No X

As of October 31, 2017, 2,888,904.450 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets:
Investment in SECOR Master Fund (1), at fair value	$17,011,812	$19,624,189

Equity in trading account:
Unrestricted cash	27,563,938	38,804,219
Restricted cash	5,806,060	6,959,456
Net unrealized appreciation on open futures contracts	203,476	294,434

Total equity in trading account	33,573,474	46,058,109

Cash at bank	631	217
Interest receivable	30,029	14,714

Total assets	$50,615,946	$65,697,229

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$417,593	$64,550
Accrued expenses:
Ongoing placement agent fees	87,641	108,663
General Partner fees	87,641	108,663
Management fees	66,442	82,187
Redemptions payable to General Partner	-	125,000
Redemptions payable to Limited Partners	779,280	2,337,625

Total liabilities	1,438,597	2,826,688

Partners’ Capital:
General Partner, 37,652.383 and 39,044.365 Units outstanding at September 30, 2017 and December 31, 2016, respectively	622,588	686,707
Limited Partners, 2,936,471.164 and 3,535,764.033 Units outstanding at September 30, 2017 and December 31, 2016, respectively	48,554,761	62,183,834

Total partners’ capital (net asset value)	49,177,349	62,870,541

Total liabilities and partners’ capital	$50,615,946	$65,697,229

Net asset value per Unit	$16.54	$17.59

(1) Defined in Note 1.

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	138	$52,039	0.11%
Equity	438	522,568	1.06
Currencies	49	(60,464)	(0.12)
Interest rates	1,226	(471,528)	(0.96)

Total futures contracts purchased		42,615	0.09

Futures Contracts Sold
Commodity	215	29,182	0.06
Equity	26	12,464	0.03
Currencies	62	32,880	0.06
Interest rates	336	86,335	0.17

Total futures contracts sold		160,861	0.32

Net unrealized appreciation on open futures contracts		$203,476	0.41%

Unrealized Appreciation on Open Forward Contracts
Commodity	26	$20,068	0.04%
Currencies	$24,283,891	308,041	0.63

Total unrealized appreciation on open forward contracts		328,109	0.67

Unrealized Depreciation on Open Forward Contracts
Commodity	26	(149,043)	(0.30)
Currencies	$36,908,221	(596,659)	(1.22)

Total unrealized depreciation on open forward contracts		(745,702)	(1.52)

Net unrealized depreciation on open forward contracts		$(417,593)	(0.85)%

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

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$99,891	$35,959	$249,338	$113,317

Expenses:
Ongoing placement agent fees	264,261	391,533	860,687	1,260,389
General Partner fees	264,261	391,533	860,687	1,260,389
Management fees	200,562	296,059	651,644	984,104
Incentive fees	-	60,885	-	269,129

Total expenses	729,084	1,140,010	2,373,018	3,774,011

Net investment loss	(629,193)	(1,104,051)	(2,123,680)	(3,660,694)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in SECOR Master Fund:
Net realized gains (losses) on closed contracts	(864,766)	1,274,049	224,721	(1,256,742)
Net realized gains (losses) on closed contracts allocated from SECOR Master Fund	(2,160,543)	2,145,861	(428,133)	818,442
Net change in unrealized gains (losses) on open contracts	1,172,279	(1,241,281)	(442,776)	1,279,069
Net change in unrealized gains (losses) on open contracts allocated from SECOR Master Fund	548,193	(860,494)	(447,784)	639,087

Total trading results	(1,304,837)	1,318,135	(1,093,972)	1,479,856

Net income (loss)	$(1,934,030)	$214,084	$(3,217,652)	$(2,180,838)

Net income (loss) per Unit*	$(0.64)	$0.05	$(1.05)	$(0.48)

Weighted average number of Units outstanding	3,073,822.259	4,223,442.515	3,276,475.256	4,464,614.603

* Represents the change in net asset value per Unit during the period.

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2016	3,574,808.398	$62,183,834	$686,707	$62,870,541
Redemptions - General Partner	(1,391.982)	-	(25,000)	(25,000)
Redemptions - Limited Partners	(599,292.869)	(10,450,540)	-	(10,450,540)
Net income (loss)	-	(3,178,533)	(39,119)	(3,217,652)

Partners’ Capital, September 30, 2017	2,974,123.547	$48,554,761	$622,588	$49,177,349

Partners’ Capital, December 31, 2015	4,768,388.506	$89,337,807	$1,046,114	$90,383,921
Redemptions - General Partner	(9,039.202)	-	(175,273)	(175,273)
Redemptions - Limited Partners	(790,651.779)	(14,742,836)	-	(14,742,836)
Net income (loss)	-	(2,162,250)	(18,588)	(2,180,838)

Partners’ Capital, September 30, 2016	3,968,697.525	$72,432,721	$852,253	$73,284,974

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

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. JP Morgan Chase Bank, N.A. (“JPMorgan”) may also act as a foreign exchange forward or swap counterparty for SECOR Master Fund (as defined below). The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan. The trading advisors to the Partnership are Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), Secor Capital Advisors, L.P. (“SECOR”) and FORT, L.P. (“FORT”). Prior to March 31, 2016, Winton Capital Management Limited (“Winton” and together with Campbell, Aspect and SECOR, each, individually, a “Trading Advisor” or collectively, the “Trading Advisors”), respectively, were also trading advisors to the Partnership.

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

Effective March 31, 2016, the General Partner terminated the management agreement with Winton pursuant to which Winton ceased trading the assets of the Partnership, fully liquidated all commodity interest positions in the Partnership, and converted all currency balances in the Partnership to U.S. dollars.

Effective January 1, 2015, the Partnership entered into a management agreement by and among the Partnership, the General Partner, and SECOR, pursuant to which SECOR serves as a trading advisor to the Partnership and trades its allocated portion of the Partnership’s net assets through the Partnership’s investment in SECOR Master Fund L.P. (“SECOR Master Fund”), a limited partnership organized under the partnership laws of the State of Delaware, pursuant to the SECOR Alpha Program. Ceres is also the general partner of SECOR Master Fund.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and the changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s and SECOR Master Fund’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s/SECOR Master Fund’s Investments. All Futures Interests of the Partnership/SECOR Master Fund, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/SECOR Master Fund’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/SECOR Master Fund’s Statements of Income and Expenses.

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

Restricted and Unrestricted Cash. The cash held by the Partnership available for trading in Futures Interests, if any, is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At September 30, 2017 and December 31, 2016, the amount of cash held for margin requirements was $5,806,060 and $6,959,456, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(90,455) (proceeds of $91,007) and $(205,801) (proceeds of $205,128) as of September 30, 2017 and December 31, 2016, respectively.

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

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(0.44)	$0.31	$(0.40)	$0.34
Net investment loss	(0.20)	(0.26)	(0.65)	(0.82)

Net increase (decrease) for the period	(0.64)	0.05	(1.05)	(0.48)
Net asset value per Unit, beginning of period	17.18	18.42	17.59	18.95

Net asset value per Unit, end of period	$16.54	$18.47	$16.54	$18.47

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.8)%	(5.5)%	(5.0)%	(5.8)%

Operating expenses before incentive fees	5.6%	5.6%	5.6%	5.6%
Incentive fees	-%	0.1%	-%	0.3%

Operating expenses after incentive fees	5.6%	5.7%	5.6%	5.9%

Total return:
Total return before incentive fees	(3.7)%	0.4%	(6.0)%	(2.2)%
Incentive fees	-%	(0.1)%	-%	(0.3)%

Total return after incentive fees	(3.7)%	0.3%	(6.0)%	(2.5)%

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2017 and 2016 were 2,476 and 3,351, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2017 and 2016 were 2,850 and 2,968, respectively. The monthly average number of metal forward contracts traded during the three months ended September 30, 2017 and 2016 were 109 and 322, respectively. The monthly average number of metal forward contracts traded during the nine months ended September 30, 2017 and 2016 were 154 and 439, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2017 and 2016 were $120,662,532 and $243,384,213, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2017 and 2016 were $129,552,635 and $338,750,713, respectively.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar agreements as of September 30, 2017 and December 31, 2016, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
September 30, 2017	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$960,084	$(756,608)	$203,476	$-	$-	$203,476
Forwards	328,109	(328,109)	-	-	-	-

Total assets	$1,288,193	$(1,084,717)	$203,476	$-	$-	$203,476

Liabilities
Futures	$(756,608)	$756,608	$-	$-	$-	$-
Forwards	(745,702)	328,109	(417,593)	-	-	(417,593)

Total liabilities	$(1,502,310)	$1,084,717	$(417,593)	$-	$-	$(417,593)

Net fair value						$(214,117	) *

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
December 31, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$1,051,049	$(756,615)	$294,434	$-	$-	$294,434
Forwards	665,811	(665,811)	-	-	-	-

Total assets	$1,716,860	$(1,422,426)	$294,434	$-	$-	$294,434

Liabilities
Futures	$(756,615)	$756,615	$-	$-	$-	$-
Forwards	(730,361)	665,811	(64,550)	-	-	(64,550)

Total liabilities	$(1,486,976)	$1,422,426	$(64,550)	$-	$-	$(64,550)

Net fair value						$229,884	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
Assets
Futures Contracts
Commodity	$244,827
Equity	575,558
Currencies	34,777
Interest rates	104,922

Total unrealized appreciation on open futures contracts	960,084

Liabilities
Futures Contracts
Commodity	(163,606)
Equity	(40,526)
Currencies	(62,361)
Interest rates	(490,115)

Total unrealized depreciation on open futures contracts	(756,608)

Net unrealized appreciation on open futures contracts	$203,476	*

Assets
Forward Contracts
Commodity	$20,068
Currencies	308,041

Total unrealized appreciation on open forward contracts	328,109

Liabilities
Forward Contracts
Commodity	(149,043)
Currencies	(596,659)

Total unrealized depreciation on open forward contracts	(745,702)

Net unrealized depreciation on open forward contracts	$(417,593)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

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

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2017		2016		2017		2016
Commodity	$(489,643)		$(309,812)		$(1,233,722)		$(2,292,488)
Equity	(630,368)		2,292,862		2,958,539		1,190,407
Currencies	(91,296)		(38,341)		(1,328,604)		(909,404)
Interest rates	(93,530)		(626,574)		(1,490,185)		3,491,341

Total	$(1,304,837)	*	$1,318,135	*	$(1,093,972)	*	$1,479,856	*

*	This amount is in “Total trading results” in the Partnership’s Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership and SECOR Master Fund consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016, the Partnership and SECOR Master Fund did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$960,084	$960,084	$-	$-
Forwards	328,109	20,068	308,041	-

Total assets	$1,288,193	$980,152	$308,041	$-

Liabilities
Futures	$756,608	$756,608	$-	$-
Forwards	745,702	149,043	596,659	-

Total liabilities	$1,502,310	$905,651	$596,659	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$1,051,049	$1,051,049	$-	$-
Forwards	665,811	58,919	606,892	-

Total assets	$1,716,860	$1,109,968	$606,892	$-

Liabilities
Futures	$756,615	$756,615	$-	$-
Forwards	730,361	293,032	437,329	-

Total liabilities	$1,486,976	$1,049,647	$437,329	$-

7.	Investment in SECOR Master Fund:

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

Summarized information reflecting the total assets, liabilities and partners’ capital of SECOR Master Fund is shown in the following tables:

	September 30, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master Fund	$25,872,338	$729,532	$25,142,806

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master Fund	$39,231,542	$679,104	$38,552,438

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the operations of SECOR Master Fund is shown in the following tables:

	September 30, 2017		For the three months ended September 30, 2017

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income	Investment Objective	Redemptions Permitted

SECOR Master Fund	34.6%	$17,011,812	$(1,577,537)	Commodity Portfolio	Monthly

	September 30, 2017		For the nine months ended September 30, 2017

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income	Investment Objective	Redemptions Permitted

SECOR Master Fund	34.6%	$17,011,812	$(793,561)	Commodity Portfolio	Monthly

	December 31, 2016		For the three months ended September 30, 2016

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Loss	Investment Objective	Redemptions Permitted

SECOR Master Fund	31.2%	$19,624,189	$1,297,082	Commodity Portfolio	Monthly

	December 31, 2016		For the nine months ended September 30, 2016

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income	Investment Objective	Redemptions Permitted

SECOR Master Fund	31.2%	$19,624,189	$1,494,162	Commodity Portfolio	Monthly

SECOR Master Fund does not pay any management or incentive fees related to the Partnership’s investment in the fund. These fees are accrued and paid by the Partnership. The Partnership reimburses SECOR Master Fund for all brokerage related fees borne by SECOR Master Fund on behalf of the Partnership’s investment.

As of September 30, 2017 and December 31, 2016, the Partnership owned approximately 67.6% and 50.9% of SECOR Master Fund, respectively. It is the Partnership’s intention to continue to invest in SECOR Master Fund. The performance of the Partnership is directly affected by the performance of SECOR Master Fund.

Morgan Stanley Smith Barney Spectrum Technical L.P.

Notes to Financial Statements

(Unaudited)

The tables below represent summarized Income Statement information for SECOR Master Fund for the three and nine months ended September 30, 2017 and 2016, respectively.

For the Three Months Ended September 30, 2017	Investment Income	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

SECOR Master Fund	$59,288	$8,727	$(2,449,650)	$(2,440,923)

For the Nine Months Ended September 30, 2017	Investment Income	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

SECOR Master Fund	$152,306	$(5,327)	$(1,070,201)	$(1,075,528)

For the Three Months Ended September 30, 2016	Investment Income	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

SECOR Master Fund	$22,992	$(50,084)	$2,380,570	$2,330,486

For the Nine Months Ended September 30, 2016	Investment Income	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

SECOR Master Fund	$68,749	$(195,808)	$2,774,132	$2,578,324

8.	Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in SECOR Master Fund, (ii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in SECOR Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

The Partnership’s/SECOR Master Fund’s investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

Other than the risks inherent in Futures Interests trading and U.S. Treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Units, and distributions of profit, if any.

For the nine months ended September 30, 2017, the Partnership’s capital decreased 21.8% from $62,870,541 to $49,177,349. This decrease was attributable to redemptions of 599,292.869 limited partner Units totaling $10,450,540, redemptions of 1,391.982 General Partner Units totaling $25,000, coupled with a net loss of $3,217,652. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

The Partnership and SECOR Master Fund record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 23.5% to 39.2% of the Partnership’s contracts are traded over-the-counter.

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

Prior to its termination on March 31, 2016, Winton traded the Partnership’s assets in accordance with its Diversified Program, a proprietary, systematic trading system. The Diversified Program trades approximately 95 futures and forward contracts on U.S. and non-U.S. exchanges and markets.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2017.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of September 30, 2017 and June 30, 2017, respectively, and the change during the three months ended September 30, 2017.

Trading Advisor	Allocation as of September 30, 2017 (% )	Allocation as of June 30, 2017 (% )	Allocation as of September 30, 2017 ($)	Allocation as of June 30, 2017 ($)	Change during the period (% )
Aspect	21.48%	21.61%	$10,561,153	$11,590,425	(8.88	) %
Campbell	16.35	15.37	8,040,759	8,241,414	(2.43)
SECOR	34.43	35.63	16,933,995	19,107,404	(11.37)
FORT	27.74	27.39	13,641,442	14,689,746	(7.14)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2017, and a general discussion of its trading activities during the periods. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership and SECOR Master Fund trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” and “Net change in unrealized gains (losses) on open contracts allocated from SECOR Master Fund” and recorded as “Net realized gains (losses) on closed contracts” and “Net realized gains (losses) on closed contracts allocated from SECOR Master Fund” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The fair value of a foreign currency forward contract is based on the spot prices quoted as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, General

Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis, as applicable. The Partnership records its investment in SECOR Master Fund at fair value on the basis of the net asset value of such investments.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

During the Partnership’s third quarter of 2017, the net asset value per Unit decreased 3.7% from $17.18 to $16.54, as compared to an increase of 0.3% during the third quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2017 of $1,304,837. Losses were primarily attributable to the Partnership’s/SECOR Master Fund’s trading of Futures Interests in the commodity, equity, currencies, and interest rate sectors. Partnership experienced a net trading gain before fees and expenses in the third quarter of 2016 of $1,318,135. Gains were primarily attributable to the Partnership’s/SECOR Master Fund’s trading of Futures Interests in the equity sector and were partially offset by losses in the commodities, currencies and interest rates sectors.

The most significant losses were incurred within the agricultural sector, primarily during July, from short positions in soybean futures as drought conditions in portions of the Midwest threatened crops, pushing prices higher. Further losses were experienced from short futures positions in coffee as prices rallied amid reports of poor crop qualities in Brazil and West Africa. Within the currency sector, losses were incurred during September from long positions in the Australian dollar versus the U.S. dollar as the relative value of the U.S. dollar moved higher as signals indicated the U.S. economy continued to outpace its global peers. Within the energy sector, losses were incurred during July and September from short positions in crude oil futures as prices moved higher as industry reports indicated global supplies were tighter than previously estimated while demand exceeded analysts’ predictions. Within the metals sector, losses were incurred during July and September from long positions in copper futures as prices declined sharply amid reports of growing supplies and weakening global demand. Within the global interest rate sector, losses were incurred during September from long positions in U.S. and European fixed income futures as the global bond market experienced a sell-off after hawkish comments from the European Central Bank and Bank of England, as well as confirmation from the U.S. Federal Reserve that it remains committed to unwinding its quantitative easing program. The Partnership’s losses for the quarter were partially offset by gains experienced within the global stock index sector, primarily during July, from long Pacific Rim index futures positions as prices advanced amid growing confidence in the strength of the global economy.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Unit decreased 6.0% from $17.59 to $16.54, as compared to a decrease of 2.5% for the nine months ended September 30, 2016. The Partnership experienced a net trading loss before fees and expenses nine months ended September 30, 2017 of $1,093,972. Losses were primarily attributable to the Partnership’s/SECOR Master Fund’s trading of Futures Interests in the commodity, currencies and interest rate sectors and were partially offset by gains in the equity sector. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2016 of $1,479,856. Gains were primarily attributable to the Partnership’s/SECOR Master Fund’s trading of Futures Interests in equity and interest rates sectors and were partially offset by losses in commodities and currencies sectors.

Within the global interest rate sector, losses were incurred primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Further losses in European fixed income futures were experienced during September. Losses were also incurred in Australian fixed income futures trading during June. Within the currency sector, losses were incurred during March, May, and September from short positions in the euro versus the U.S. dollar as the relative value of the U.S. dollar broadly declined against its major counterparts amid increased hawkish rhetoric from non-U.S. central banks. Within the agricultural sector, losses were incurred during January and February from short positions in wheat futures as prices moved higher on expectations of strong demand after a decline in prices. Additional losses from short wheat futures positions were recorded during June as prices spiked higher late in the month. Meanwhile, losses were incurred during July from positions in coffee and sugar futures. Within the energy sector, losses were incurred during January from positions in gasoline futures as prices moved without consistent direction throughout the month amid speculation regarding the surplus of U.S. gasoline. Additional losses were incurred during January from long positions in natural gas futures as prices decreased amid limited demand due to milder-than-normal temperatures in North America. Within the metals sector, losses were incurred during June from short futures positions in industrial metals as prices increased after stronger economic data in the U.S. and China bolstered the demand outlook for these metals. Additional losses were incurred during July and September from positions in gold, silver, and copper futures. The Partnership’s trading losses for the first nine months of the year were offset by trading gains experienced within the global stock index sector, primarily during January, February, and May from long positions in European, U.S., and Asian equity index futures as prices rallied amid growing global economic confidence and a renewed bullishness about President Donald Trump’s policies, in particular those relating to tax reform and the impact they may have on economic growth.

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

Market movements result in frequent changes in the fair value of the Partnership’s/SECOR Master Fund’s open positions and, consequently, in their earnings and cash balances. The Partnership’s/SECOR Master Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership’s/SECOR Master Fund’s open contracts and the liquidity of the markets in which they trade.

The Partnership/SECOR Master Fund rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/SECOR Master Fund’s past performance is not necessarily indicative of their future results.

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

As of September 30, 2017, the Partnership’s total capitalization was $49,177,349.

September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$2,457,628	5.00%	$4,085,886	$1,978,406	$2,752,978
Equity	5,051,306	10.27	5,736,692	4,209,352	5,035,083
Currencies	3,557,258	7.23	6,890,822	3,367,299	4,563,582
Interest rates	1,486,172	3.02	1,961,987	1,116,976	1,451,603

Total	$12,552,364	25.52%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of limited partner Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	44,014.745	$17.00	N/A	N/A
August 1, 2017 - August 31, 2017	56,868.349	$17.41	N/A	N/A
September 1, 2017 - September 30, 2017	47,114.898	$16.54	N/A	N/A
	147,997.992	$17.01

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

MORGAN STANLEY SMITH BARNEY SPECTRUM TECHNICAL L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.